Form 10QSB
period 1995-06-30
BESICORP GROUP INC
filed 1995-08-14
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


Form 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995
Commission file number 0-9964



BESICORP GROUP INC.
__________________________________________________________________
(Exact name of small business issuer as specified in its charter)



New York 14-1588329
__________________________________________________________________

(State or other jurisdiction of (Internal Revenue Service incorporation or organization) Employer Identification No.)



1151 Flatbush Road, Kingston, New York 12401
__________________________________________________________________

(Address of principal executive office) (Zip Code)


Issuer's Telephone Number, including area code: (914) 336-7700


N/A
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No____
Common stock outstanding as of August 9, 1995 2,940,655
Transitional Small Business
Disclosure Format Yes______ No ___X___

PART I - FINANCIAL INFORMATION


Item I - FINANCIAL STATEMENTS
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                             June 30,1995    March 31,1995


ASSETS

Current Assets:
Cash and cash equivalents                                   $     417,136   $       695,631
Short-term investments                                          1,488,559         1,472,276
Trade accounts and notes receivable (less allowance for           746,411           724,639
doubtful accounts of $22,600)
Due from affiliates                                                65,915           118,715
Current portion of long-term trade notes receivable:
Others (includes interest of $16,033 and $16,165,
respectively)                                                      89,317            88,046
Inventories                                                     1,214,474         1,344,942
Refundable income taxes                                            68,954            67,906
Other current assets                                              123,720           108,417
                                                             ------------    --------------

Total Current Assets                                            4,214,486         4,620,572
                                                             ------------    --------------


Property, Plant and Equipment:
Land and improvements                                             178,804           135,000
Buildings and improvements                                      1,860,253         1,842,915
Machinery and equipment                                           874,638           816,677
Furniture and fixtures                                            195,441           195,441
                                                             ------------    --------------

                                                                3,109,136         2,990,033

Less accumulated depreciation                                     911,654           842,656
                                                             ------------    --------------

Net Property, Plant and Equipment                               2,197,482         2,147,377
                                                             ------------    --------------

Other Assets:
Patents and trademarks, less accumulated amortization of           74,694            83,654
$620,012 and $611,051, respectively
Long-term notes receivable:
Affiliates                                                        559,309           560,151
Others                                                          2,312,234         2,327,834
Deferred expense                                                  929,362           932,705
Other assets                                                      194,941           197,049
                                                             ------------    --------------

Total Other Assets                                              4,070,540         4,101,393
                                                             ------------    --------------

TOTAL ASSETS                                                $  10,482,508   $    10,869,342
                                                             ------------    --------------
                                                             ------------    --------------



See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                               June 30,1995     March 31,1995


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                         $   1,035,862    $    1,359,027
Current portion of long-term debt                                   115,618            89,717
Current portion of accrued reserve and warranty expense             121,451           111,218
Taxes other than income taxes                                         1,363           141,474
Income taxes payable                                                 47,133            46,630
                                                               ------------     -------------

Total Current Liabilities                                         1,321,427         1,748,066

Investment in Partnerships                                        1,483,012         1,312,060
Deferred Income Taxes                                               181,000           181,000
Deferred Revenue                                                      1,045            26,477
Long-Term Accrued Reserve and Warranty Expense                      115,817           133,638
Long-Term Debt                                                    3,522,460         3,485,082
                                                               ------------     -------------

Total Liabilities                                                 6,624,761         6,886,323
                                                               ------------     -------------



Shareholders' Equity:
Common stock, $0.10 par value: authorized 5,000,000 shares;
issued 3,226,646 and 3,223,396 shares, respectively                 322,665           322,340
Additional paid in capital                                        4,566,335         4,552,129
Retained earnings                                                   448,830           493,952
                                                               ------------     -------------

                                                                  5,337,830         5,368,421
Less: treasury stock at cost (285,991 shares and 210,091
shares, respectively)                                            (1,480,083)       (1,385,402)
                                                               --------------   ---------------


Total Shareholders' Equity                                        3,857,747         3,983,019
                                                               ------------     -------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       10,482,508        10,869,342
                                                               ------------     -------------
                                                              $------------    $-------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                 Three months ended June 30,


                                                     1995             1994



Revenues:
Product sales                                    $ 1,352,328      $ 1,570,240
Development and management fees                       68,247          220,693
Other                                                 12,358            9,572
                                                  ----------       ----------

Total Revenues                                     1,432,933        1,800,505
                                                  ----------       ----------

Costs and Expenses:
Cost of product sales                              1,095,793        1,189,914
Selling, general and
administrative expenses                            1,324,877        1,295,619
                                                  ----------       ----------

Total Costs and Expenses                           2,420,670        2,485,533
                                                  ----------       ----------

Operating loss                                      (987,737)        (685,028)


Interest and other investment income                  44,801           53,959
Interest expense                                     (92,991)         (75,759)
Income from partnerships                             982,394          289,673
Other income                                           8,778            2,658
                                                  ----------       ----------

Loss before income taxes                             (44,755)        (414,497)

Provision (credit) for income taxes                      366          (48,000)
                                                  ----------       -------------

Net loss                                         $   (45,121)     $  (366,497)
                                                  ------------     -------------
                                                  ------------     -------------

Loss per common share                            $      (.02)     $      (.12)
                                                  ------------     -------------
                                                  ------------     -------------

Weighted average number of shares outstanding
(in thousands)
                                                       2,989            3,097
                                                  ----------       ----------
                                                  ----------       ----------


Dividends per common share                              NONE             NONE
                                                  ----------       ----------
                                                  ----------       ----------



See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                       Three months ended June 30,


                                                            1995           1994


Operating activities:
Net loss                                                $   (45,121)   $  (366,497)
Adjustments to reconcile net loss to net
cash used by operating activities:
Deferred taxes                                                    0         23,000
Amortization of discounts on notes                             (549)       (12,096)
Depreciation and amortization                                98,134         73,812
Gain (loss) on sale/disposal of assets                         (861)        94,053
Unrealized holding gain                                     (18,214)       (25,999)
Partnership income recognized                              (982,394)      (289,673)
Changes in assets and liabilities:
Short-term investments                                        2,793              0
Accounts and notes receivable                                46,748       (196,074)
Inventory                                                   130,468        106,368
Accounts payable and accrued expenses                      (323,165)      (120,764)
Taxes payable                                              (140,656)       (62,689)
Other assets and liabilities, net                           (62,160)      (199,698)
                                                         -----------    ------------

Net cash used by operating activities                    (1,294,977)      (976,257)
                                                         -----------    ------------

Financing activities:
Increase in borrowings                                       68,940              0
Repayment of borrowings                                     (25,361)       (17,532)
Purchase of common stock                                    (94,681)      (247,423)
Issuance of common stock                                     14,531              0
                                                         ----------     ----------
Net cash used by financing activities                       (36,571)      (264,955)
                                                         -----------    ------------
Investing Activities:
Distributions from partnerships                           1,153,346        865,188
Purchases of short-term investments                               0     (3,550,210)
Proceeds from sale of short-term investments                      0      3,941,716
Acquisition of property, plant and equipment               (100,293)       (42,530)
                                                         -----------    ------------
Net cash provided by investing activities                 1,053,053      1,214,164
                                                         ----------     ----------
Decrease in cash                                           (278,495)       (27,048)
Cash - beginning                                            695,631        353,091
                                                         ----------     ----------
Cash - ending                                           $   417,136    $   326,043
                                                         ----------     ----------
                                                         ----------     ----------
Supplemental cash flow information:
Interest paid                                           $    91,625    $    71,764
Income taxes paid                                             1,079          1,300

Additions to property, plant and equipment which were
financed and not included above                         $    19,700    $         0




See accompanying notes to consolidated financial statements.
                                       5

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, and March 31,1995; the results of operations for the three-month periods ended June 30, 1995 and 1994; and the statement of cash flows for the corresponding three-month periods.

B. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year.

C. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at June 30, 1995 and March 31, 1995, consist of:


                                          June 30, 1995    March 31, 1995


Assembly parts                           $      405,068   $        281,545
Finished goods                                  809,406          1,063,397
                                          -------------    ---------------
                                         $    1,214,474   $      1,344,942
                                          -------------    ---------------
                                          -------------    ---------------


D. Deferred Expense
Deferred expenses and reimbursable costs at June 30, 1995 and March 31, 1995 were as follows:

                                 Internal Costs          Third
                               Payroll    Expenses    Party Costs      Total


Balance March 31, 1995        $350,602   $  57,477   $    524,626    $ 932,705
Additions                       97,148      30,367          9,242      136,757
Expensed                             -           -              -            -
Reimbursements                       -           -       (140,100)    (140,100)
                               -------    --------    -----------     --------
Balance June 30, 1995         $447,750   $  87,844   $    393,768    $ 929,362
                            ---------- ----------- --------------  -----------
                            ---------- ----------- --------------  -----------


E. Investments in Partnerships
At June 30, 1995 and March 31, 1995 the balance of recorded investments was comprised of the following:


                                          June 30, 1995     March 31, 1995


Capital contributions and investments    $    2,971,813    $     2,971,813
Partnership distributions                    (9,166,448)        (8,013,103)
Recognized share of income (losses)           4,711,623          3,729,230
                                          -------------     --------------
                                         $   (1,483,012)   $    (1,312,060)
                                          -------------     --------------
                                          -------------     --------------


The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at March 31, 1995 (unaudited) and December 31, 1994 (audited) and for the three months and year then ended were as follows:


                                  Three Months Ended        Year Ended
                                    March 31, 1995       December 31, 1994


Total Partnerships:
Assets                           $       626,373,028    $      612,195,225
Plant and equipment                      487,177,520           478,583,048
Secured debt                             590,689,014           564,434,345
Partners' deficit                        (17,766,742)          (12,144,159)
Revenues                                  25,835,434           124,924,721
Income (loss)                             (3,691,067)            7,711,604
Company's Share:
Partners' deficit                         (8,592,886)           (5,963,687)
Income (loss)                             (1,674,447)            3,869,846


The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income (loss) from partnerships, which has been recorded on the financial statements, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where the Company has a zero investment or where accumulated losses are in excess of the net investment.

F. Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development fee revenue is recognized when deemed payable under the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net loss for the three months ended June 30, 1995, of $45,121 represents an increase in net income of $321,376 as compared to the net loss of $366,497 for the three months ended June 30, 1994. The factors which contributed to these changes in net income are discussed below.

REVENUES
Consolidated
Consolidated revenues decreased by $367,572 during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

Product Segment
Gross revenues attributable to the Product Segment during the three-month period ended June 30, 1995 decreased by $217,778 as compared to the prior period primarily due to decreases in sales of solar pool heating products of $172,122 and radiant heating products of $40,122. The Company attributes these decreases to the warmer than normal weather conditions experienced during the first quarter of Fiscal 1996.

Project Segment
For the Project Segment, revenues attributable to development and management fees during the current three-month period decreased by $152,446 as compared to the prior period. The Company received no development fees or expense reimbursements during the quarters ended June 30, 1995 and June 30, 1994. The Company anticipates that management and development fees will be lower in Fiscal 1996 than they were in Fiscal 1995.
                                       7

COSTS AND EXPENSES
Cost of Product Sales
Cost of product sales for the three-month periods ended June 30, 1995 and 1994 were $1,095,793 and $1,189,914, respectively, or 81% and 76% of revenues attributable to product sales. The cost decrease in dollars is a function of the lower sales volume. The increase in the cost of sales percentage is due primarily to the Segment's product sales mix. Sales of solar electric products for the current three-month period comprised a higher percentage of the sales of the total Segment than in the prior year period. These products generate a significantly lower margin than the Company's historic product lines, resulting in an overall increase in the cost of product sales percentage. Plant overhead costs associated with the Company's manufacturing facility (opened in December
1994) also contributed to the higher percentage.

Costs of Development and Management Fees
Other than the settlement of deferred expenses in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated
Selling, general and administrative expenses ("SG&A") increased by $29,258, or 2% for the three-month period ended June 30, 1995 as compared to the three-month period ended June 30, 1994. Both Project and Product Segments showed little change in SG&A levels when compared to the prior year period.

NON-OPERATING REVENUES AND EXPENSES
Interest and Other Investment Income
Interest and other investment income during the three months ended June 30, 1995 decreased by $9,158 compared to the three months ended June 30, 1994. This decrease is due primarily to the Company's decision not to record interest income on the combined loan of $2,500,000 to the Allegany project due to ongoing litigation, as previously disclosed.

Interest Expense
Interest expense for the three-month period ended June 30, 1995 increased by $17,232 compared to the prior period primarily due to a higher average interest rate during the current period on the Stewart & Stevenson, Inc. ("S&S") loan and a higher average interest rate on the mortgage on the Company's corporate headquarters.

Income from Partnerships
During the three-month period ended June 30, 1995 the Company recognized $982,394 of income from partnerships, an increase of $692,721 compared to the three months ended June 30, 1994. It is anticipated that certain partnerships will continue to generate income over the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $20,553 during the three months ended June 30, 1995 from $2,872,506 to $2,893,059.

During the quarter ended June 30, 1995 the Company realized a decrease in cash of $1,294,977 from its operating activities, primarily due to the net loss adjusted for non-cash items of $949,005, including partnership income of $982,394, as well as significant reductions in payables.

The Company's financing activities during the current quarter resulted in a net decrease in cash of $36,571, primarily as a result of the Company's purchase of $94,681 of its common stock including shares purchased under the stock repurchase program, offset by a net increase in the Company's borrowings of $43,579.
                                       8

Investing activities during the current quarter resulted in an increase in cash of $1,053,053, primarily as a result of the receipt of distributions from partnerships of $1,153,346.

The Management of the Company believes that it has and will continue to have sufficient sources of liquidity and the ability to repay all of its financial obligations.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project utilizing a portion of its $3,000,000 line of credit under the S&S loan agreement. At June 30, 1995 the Company had $2,500,000 outstanding under this line of credit, with an additional $500,000 available. The Company expects that its capital requirements for its operations, for repayment of long-term debt and for project development expenses will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, improved sales and margins from the product segment and future borrowings against project interests and other corporate financings, as available.

At the Company's annual shareholders' meeting in September 1993, the shareholders approved a stock repurchase plan. Under the plan the Company, in the discretion of Management, may purchase up to 300,000 shares of the Company's common stock. At June 30, 1995 the Company had purchased a total of 249,150 shares of common stock at an aggregate purchase price of $1,673,914 under the repurchase plan and through various private transactions. Additionally, 72,500 shares were acquired for approximately $67,000 under other agreements. Subsequent to June 30, 1995 no additional shares have been acquired.

The Company has no other material capital commitments for Fiscal 1996 other than as disclosed above and in Form 10-KSB for the year ended March 31, 1995.

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings to which the Company is a party as discussed in Form 10-KSB for the year ended March 31, 1995.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.) No exhibits are required to be filed herewith.
(b.) There were no reports filed on Form 8-K during the quarter ending June 30, 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Besicorp Group Inc., Registrant
Date: August 14, 1995            /s/ Michael F. Zinn
                                 Michael F. Zinn
                                 President (principal executive officer)


Date: August 14, 1995            /s/ Michael J. Daley
                                 Michael J. Daley
                                 Vice President, Chief Financial Officer
                                 (principal financial and accounting officer)