Form 10QSB/A
period 1995-06-30
BESICORP GROUP INC
filed 1995-10-03
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                              FORM 10-QSB/A NO. 1


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995
Commission file number 0-9964



                              BESICORP GROUP INC.
 ______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)



                              New York 14-1588329
 ______________________________________________________________________________
           (State or other jurisdiction of (Internal Revenue Service incorporation or organization) Employer Identification No.)



                  1151 Flatbush Road, Kingston, New York 12401
 ______________________________________________________________________________

                (Address of principal executive office)  (Zip Code)


         Issuer's Telephone Number, including area code: (914) 336-7700


                                      N/A
 _____________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


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

The undersigned Registrant hereby amends Item 6 of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, to include Exhibit 27, Financial Data Schedule, as follows:


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibit 27 Financial Data Schedule

(b.) There were no reports filed on Form 8-K during the quarter ending June 30, 1995.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                               Besicorp Group Inc., Registrant

Date: October 2, 1995          __________________
                               Michael F. Zinn
                                President (principal executive officer)


Date: October 2, 1995           __________________
                                Michael J. Daley
                                Vice President, Chief Financial Officer
                                (principal financial and accounting officer)