Form 10QSB
period 1995-09-30
BESICORP GROUP INC
filed 1995-11-20
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549


                               Form 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995        Commission file number 0-9964


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

                                                   Yes __X__   No _____

Common stock outstanding as of November 6, 1995            2,931,605

Transitional Small Business Disclosure Format     Yes _____   No __X__

PART 1  -  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                            BESICORP GROUP INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET
                                           (unaudited)

                                                   September 30,1995    March 31,1995
                                                   -----------------    -------------
          ASSETS

Current Assets:
 Cash and cash equivalents                       $         294,667    $       695,631
 Short-term investments                                  1,512,665          1,472,276
 Trade accounts and notes receivable (less
    allowance for doubtful accounts of $22,600)            415,428            724,639
 Due from affiliates                                        69,128            118,715
 Current portion of long-term notes receivable:
   Others (includes interest of $26,336 and
   $16,165, respectively)                                   99,620             88,046
 Inventories                                             1,432,198          1,344,942
 Refundable income taxes                                    68,954             67,906
 Other current assets                                      181,433            108,417
                                                 -----------------    ---------------

   Total Current Assets                                  4,074,093          4,620,572
                                                 -----------------    ---------------

Property, Plant and Equipment:
 Land and improvements                                     178,804            135,000
 Buildings and improvements                              1,869,805          1,842,915
 Machinery and equipment                                   905,960            816,677
 Furniture and fixtures                                    195,441            195,441
                                                 -----------------    ---------------

                                                         3,150,010          2,990,033

   Less accumulated depreciation                           958,888            842,656
                                                 -----------------    ---------------

   Net Property, Plant and Equipment                     2,191,122          2,147,377
                                                 -----------------    ---------------

Other Assets:
 Patents and trademarks, less accumulated
   amortization of $624,904 and $611,051, respectively      69,802             83,654
 Long-term notes receivable:
   Affiliates                                              559,309            560,151
   Others                                                2,312,783          2,327,834
 Deferred expense                                        1,004,234            932,705
 Other assets                                              197,931            197,049
                                                 -----------------    ---------------


   Total Other Assets                                    4,144,059          4,101,393
                                                 -----------------    ---------------

   TOTAL ASSETS                                  $      10,409,274    $    10,869,342
                                                 =================    ===============





See accompanying notes to consolidated financial statements.

                                BESICORP GROUP INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEET
                                              (unaudited)

                                                    September 30,1995    March 31,1995
                                                    -----------------    -------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses           $       1,304,323    $     1,359,027
 Current portion of long-term debt                         115,945             89,717
 Current portion of accrued reserve and
     warranty expense                                      122,836            111,218
 Taxes other than income taxes                                   0            141,474
 Income taxes payable                                       51,932             46,630
                                                 -----------------    ---------------

   Total Current Liabilities                             1,595,036          1,748,066

Investment in Partnerships                               2,086,446          1,312,060
Deferred Income Taxes                                      181,000            181,000
Deferred Revenue                                               690             26,477
Long-Term Accrued Reserve and Warranty Expenses            112,778            133,638
Long-Term Debt                                           3,508,573          3,485,082
                                                 -----------------    ---------------
   Total Liabilities                                     7,484,523          6,886,323
                                                 -----------------    ---------------


Shareholders' Equity:
 Common stock, $0.10 par value: authorized
   5,000,000 shares; issued 3,226,646 shares
   and 3,223,396 shares, respectively                      322,665            322,340
 Additional paid-in capital                              4,566,335          4,552,129
 Retained earnings (deficit)                              (481,538)           493,952
                                                 -----------------    ---------------

                                                         4,407,462          5,368,421
 Less:  treasury stock at cost (286,291 shares
    and 210,091 shares, respectively)                   (1,482,711)        (1,385,402)
                                                 -----------------    ---------------


   Total Shareholders' Equity                            2,924,751          3,983,019
                                                 -----------------    ---------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $      10,409,274    $    10,869,342
                                                 =================    ===============

See accompanying notes to consolidated financial statements.

                                           BESICORP GROUP INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (unaudited)

                                              Three months ended September 30,          Six months ended September 30,
                                              --------------------------------          ------------------------------
                                                   1995                1994                1995                1994
                                              --------------      -------------        ------------        ------------
Revenues:
 Product sales                                $    812,868        $  1,056,160        $  2,165,196        $  2,626,400
 Development and management fees                    50,939             665,987             119,186             886,680
 Other                                              13,321               7,560              25,679              17,132
                                              ------------        ------------        ------------        ------------

          Total Revenues                           877,128           1,729,707           2,310,061           3,530,212
                                              ------------        ------------        ------------        ------------

Costs and Expenses:
 Cost of product sales                             760,406             853,434           1,856,199           2,043,348
 Selling, general and administrative expenses    1,496,293           1,563,346           2,821,170           2,858,965

                                              ------------        ------------        ------------        ------------
           Total Costs and Expenses              2,256,699           2,416,780           4,677,369           4,902,313
                                              ------------        ------------        ------------        ------------

Operating loss                                  (1,379,571)           (687,073)         (2,367,308)         (1,372,101)

Interest and other investment income                48,170             110,264              92,971             164,223
Interest expense                                   (93,120)           (110,288)           (186,111)           (186,047)
Income from partnerships                           491,893              41,238           1,474,287             330,911
Other income (expense)                               7,260              19,767              16,038              22,425
                                              ------------        ------------        ------------        ------------

Loss before income taxes                          (925,368)           (626,092)           (970,123)         (1,040,589)

Provision (credit) for income taxes                  5,000              23,000               5,366             (25,000)
                                              ------------        ------------        ------------        -------------

Net loss                                      $   (930,368)       $   (649,092)       $   (975,489)       $ (1,015,589)
                                              ============        ============        ============        ============


Loss per common share                         $       (.32)       $       (.21)       $       (.33)       $       (.33)
                                              ============        ============        ============        ============

Weighted average number of shares outstanding        2,941               3,102               2,965               3,100
(in thousands)                                ============        ============        ============        ============

Dividends per common share                    $    NONE           $    NONE           $    NONE           $    NONE
                                              ============        ============        ============        ============


See accompanying notes to consolidated financial statements.

                                BESICORP GROUP INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (unaudited)

                                                      Six months ended September 30,
                                                      --------------------------
                                                            1995              1994
                                                        -----------        ----------
Operating Activities:
 Net loss                                        $        (975,489)    $   (1,015,589)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Deferred taxes                                                0             39,000
   Amortization of discounts on notes                       (1,098)            (1,908)
   (Gain) loss on sale/disposal of assets                   (5,443)           101,115
   Depreciation and amortization                           194,161            153,681
   Unrealized holding gain                                 (11,481)           (16,940)
   Partnership income recognized                        (1,474,287)          (330,911)
   Stock issued for compensation                                 0             48,000
   Changes in assets and liabilities:
     Accounts and notes receivable                         364,218           (305,547)
     Inventory                                             (87,256)          (117,647)
     Accounts payable and accrued expenses                 (54,704)          (140,203)
     Taxes payable                                        (137,220)            28,431
     Other assets and liabilities, net                    (219,032)          (527,879)
                                                 -----------------    ---------------
 Net cash used by operating activities                  (2,407,631)        (2,086,397)
                                                 -----------------    ---------------

Financing Activities:
 Increase in borrowings                                     91,970                  0
 Repayment of borrowings                                   (61,952)           (35,473)
 Purchase of common stock                                  (97,309)          (289,370)
 Issuance of common stock                                   14,531                  0
                                                 -----------------    ---------------
 Net cash used by financing activities                     (52,760)          (324,843)
                                                 -----------------    ---------------

Investing Activities:
 Investment in partnerships                                      0               (374)
 Distributions from partnerships                         2,248,674          1,107,980
 Purchases of short-term investments                    (1,190,591)        (2,080,120)
 Proceeds from sale of short-term investments            1,167,126          4,852,846
 Acquisition of property, plant and equipment             (165,782)          (156,439)
                                                 -----------------    ---------------
 Net cash provided by investing activities               2,059,427          3,723,893
                                                 -----------------    ---------------

Increase (decrease) in cash and cash equivalents          (400,964)         1,312,653
Cash and cash equivalents - beginning                      695,631            353,091
                                                 -----------------    ---------------
Cash and cash equivalents - ending               $         294,667    $     1,665,744
                                                 =================    ===============

Supplemental cash flow information:
 Interest  paid                                  $         185,551    $       181,961
 Income taxes paid                                           1,079              1,925
 Additions which were financed and not included above:
   Property, plant & equipment                   $          19,700    $             0
   Investment in partnerships                                    0          2,500,000

See accompanying notes to consolidated financial statements.
                                          5

BESICORP GROUP INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, and March 31, 1995; the results of operations for the three-and six-month periods ended September 30, 1995, and 1994; and the statement of cash flows for the corresponding six-month periods.

B. The results of operations for the three- and six-month periods are not necessarily indicative of the results to be expected for the full year.

C.        Inventories:
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at September 30, 1995, and March 31, 1995, consist of:


                         September 30, 1995       March 31, 1995
                         ------------------       --------------
Assembly parts                $495,297                $281,545
Finished goods                 936,901               1,063,397
                            ----------              ----------
                            $1,432,198              $1,344,942
                            ==========              ==========

D.        Deferred Expense
Deferred expenses and reimbursable costs at September 30, 1995 and March 31, 1995 were as follows:

                                          Internal Costs              Third
                                    -------------------------     -----------
                                    Payroll          Expenses     Party Costs         Total
                                    --------         --------     -----------      -----------
         Balance March 31, 1995     $350,602         $57,477       $524,626          $932,705
                 Additions           183,074          70,169        204,396           457,639
                 Expensed                 --              --             --                --
                 Reimbursements           --              --       (386,110)         (386,110)
                                     -------         -------        -------           -------

         Balance Sept. 30, 1995     $533,676        $127,646       $342,912        $1,004,234
                                    ========        ========       ========        ==========


E.        Investments in Partnerships
At September 30, 1995 and March 31, 1995 the balance of recorded investment was comprised of the following:

                                                          September 30, 1995        March 31, 1995
                                                          ------------------       ----------------

                 Capital contributions and investments       $2,971,813               $2,971,813
                 Partnership distributions                  (10,261,776)              (8,013,103)
                 Recognized share of income                   5,203,517                3,729,230
                                                            -----------               ----------

                                                            $(2,086,446)             $(1,312,060)
                                                            ============             ============

The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at June 30, 1995 (unaudited) and December 31, 1994 (audited) and for the six months and year then ended were as follows:

                                           Six  Months Ended           Year Ended
                                             June 30, 1995          December 31, 1994
                                           -----------------        -----------------

        Total Partnerships:
        Assets                               $636,888,466              $612,195,225
        Plant and Equipment                   499,471,947               478,583,048
        Secured Debt                          603,542,357               564,434,345
        Partners' Equity (Deficit)            (20,517,077)              (12,144,159)
        Revenues                               53,852,556               124,924,721
        Income (Loss)                          (3,921,383)                7,711,604

        Company's Share:
        Partners' Equity (Deficit)             (9,853,207)               (5,963,687)
        Income (Loss)                          (1,685,699)                3,869,846

The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income (loss) from partnerships, which has been recorded on the financial statements in the amount of $1,474,287, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships or where accumulated losses of $3,159,986 are in excess of the net investment.

F.        Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development fee revenue is recognized when deemed payable under the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net loss for the three months ended September 30, 1995, of $930,368 represents an increase in net loss of $281,276 as compared to the three months ended September 30, 1994. The net loss for the six months ended September 30, 1995 of $975,489 represents a decrease in net loss of $40,100 as compared to the six months ended September 30, 1994. The factors which contributed to these changes in net income are discussed below.

REVENUES
Consolidated
Consolidated revenues decreased by $852,579 during the three months ended September 30, 1995 as compared to the three months ended
September 30, 1994.   Consolidated revenues for the six months ended
September 30, 1995 decreased by $1,220,151 compared to the same period last year.

Product Segment
Gross revenues attributable to the Product Segment during the three- and six-month periods ended September 30, 1995 decreased by $243,157 and $460,934, respectively, as compared to the prior periods. During the current three-month period, the reduction was due primarily to decreases in sales of solar heating products of $140,249, radiant heating products of $37,314, and solar electric products of $67,655. The decline in solar heating sales was mainly the result of significantly lower export shipments of domestic hot water heating products. In Fiscal 1995 the solar electric business revenues included several one-time power system sales, and in Fiscal 1996 the first system of this type will be installed during the third quarter. Solar electric commodity sales are ahead of the prior year level. The radiant heating product sales performance is consistent with the current decline throughout the industry caused largely by reduced new residential construction. The revenue shortfall for the first six months is attributable to lower sales of solar heating products of $315,694, radiant heating products of $74,113, and solar electric products of $75,217. In addition to the factors outlined above, both the solar and radiant heating product lines were adversely affected by warmer than normal weather conditions during the first quarter of Fiscal 1996.

Project Segment
For the Project Segment, revenues attributable to development and management fees during the current three- and six-month periods decreased compared to the corresponding prior periods by $615,048 and $767,494, respectively. The Company received no development fees or expense reimbursements in excess of deferred expenses during the current three- and six-month periods. During the three months ended September 30, 1994, the Company recognized $400,000 in reimbursements in excess of deferred expenses in connection with the Beaver Falls project.

The Company anticipates that management and development fees will continue to be lower in Fiscal 1996 than they were in Fiscal 1995.

COSTS AND EXPENSES
Costs of Product Sales
Cost of product sales for the three-month periods ended September 30, 1995 and 1994 were $760,406 and $853,434, respectively, or 94% and 81%
of revenues attributable to product sales. Cost of product sales for the six-month periods ended September 30, 1995 and 1994 were $1,856,199 and $2,043,348, respectively, or 86% and 78% of product sales revenues. The increases in the cost of sales percentages are due primarily to the plant overhead costs (labor, factory expenses and housing) associated with the solar electric manufacturing facility, which opened in December 1994. The costs associated with this facility, which totaled $72,859 and $157,092 for the current three- and six-month periods, respectively, reflect the Company's ongoing investment in the development of solar electric technology. The cost of sales percentages excluding these investment amounts would have been 85% and 78% for the current three- and six-month periods, respectively. The cost of sales percentages were also impacted by the Segment's product sales mix because solar electric products, which generate a significantly lower margin than the Company's other product lines, comprised a higher percentage of the total sales compared to the corresponding periods of the prior year.

Costs of Development and Management Fees
Other than settlement of deferred expenses in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated
Selling, general and administrative expenses decreased by $67,053 and $37,795 in the respective three- and six-month periods ended September 30, 1995 compared to the comparable prior periods. These represented decreases of 4% and 1%, respectively, for the three- and six-month periods ended September 30, 1995 from the same periods last year. Small increases in the Project Segment were more than offset by decreases in the Product Segment as discussed below.

Product Segment
Selling, general and administrative expenses for the Company's Product Segment for the three-month periods ended September 30, 1995 and September 30, 1994 were $451,080 and $535,094, or 30% and 34% of the consolidated totals, respectively.

Selling, general and administrative expenses for the six-month periods ended September 30, 1995 and September 30, 1994 were $923,764 and $1,008,136, or 33%
and 35% of the consolidated totals, respectively. The decreases in Fiscal 1996 are due primarily to lower selling expenses, the result of reductions in sales staff and related sales expenditures.

NON-OPERATING REVENUES AND EXPENSES
Interest and Other Investment Income
Interest and other investment income during the three- and six-month periods ended September 30, 1995 decreased by $62,094 and $71,252, respectively, compared to the prior periods ended September 30, 1994. The decrease in both periods is due primarily to the Company's decision not to record interest income on the combined loan of $2,500,000 to the Allegany project due to ongoing litigation, as previously disclosed. Lower balances of short-term investments also contributed to the decrease.

Interest Expense
Interest expense for the three-month period ended September 30, 1995, decreased by $17,168 compared to the prior three-month period ended September 30, 1994. The higher amount incurred in the prior three-month period was due primarily to interest expense on $2,500,000 borrowed during July 1994 from General Electric Capital Corp. which was used to repurchase certain limited partnership interests as previously disclosed. This was offset somewhat due to higher average interest rates incurred during the current quarter on both the Stewart & Stevenson, Inc. ("S&S") loan and on the mortgage on the Company's corporate headquarters.

Income from Partnerships
During the three month- and six-month periods ended September 30, 1995, the Company recognized income of $491,893 and $1,474,287, respectively, from its partnerships, an increase of $450,655 and $1,143,376, respectively, over the corresponding periods of last year. It is anticipated that certain partnerships will continue to generate income over the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital decreased by $393,449 during the six months ended September 30, 1995 from $2,872,506 to $2,479,057.

During the six-month period ended September 30, 1995 the Company realized a decrease in cash of $2,407,631 from operating activities, primarily due to the net loss adjusted for non-cash items of $2,273,637, including partnership income of $1,474,287.

The Company's financing activities during the current six-month period resulted in a net decrease in cash of $52,760 primarily as a result of the Company's purchase of $97,309 of its common stock, including shares purchased under the stock repurchase program, which was partially offset by a net increase in the Company's borrowings of $30,018.

Investing activities during the current six-month period resulted in an increase in cash of $2,059,427 primarily as a result of the receipt of distributions from partnerships of $2,248,674.

The Management of the Company believes that it has and will continue to have sufficient sources of liquidity and the ability to repay all of its financial obligations.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project utilizing its line of credit under the S&S loan, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project utilizing a portion of its $3,000,000 line of credit under the S&S loan agreement. At September 30, 1995 the Company had $2,500,000 outstanding under this line of credit, with an additional $500,000 available. The Company expects that its capital requirements for operations and for project development expenses will be met by its current cash and short-term investment position as well as by ownership distributions from operations of the projects, anticipated cash flows from development fees and expense reimbursements at project closings, receipt of development fees payable under existing contracts, monitoring and administrative fees received from projects in construction or operation, and future borrowings against project interests as available.

With respect to the development of the Krishnapatnam project in India, on August 14, 1995, a Development Funding Agreement ("Agreement") was entered into among BBI Power, Inc. ("BBIP"), and Power Markets Development Company ("PMDC"), an affiliate of Pennsylvania Power and Light Corporation. The Company is a 50% shareholder of BBIP. The Agreement will be administered by an Executive Committee comprised of representatives of PMDC, Continental Energy Services, Inc., Illinova Generating Company and BBIP. The Agreement commits PMDC to provide $2,500,000 of funding for project development and grants the right, but not the obligation, for PMDC to purchase 20% of the equity shares of the project and to invest amounts in excess of $25,000,000 in the project in the form of subordinated debt or preferred equity at market rates acceptable to BBIP, with the approval of the Executive Committee, such that the total common equity investment and the additional investment, if any, will not exceed the larger of $50,000,000 or 20% of equity.

At the Company's annual shareholders' meeting in September 1993, the shareholders approved a stock repurchase plan. Under the plan the Company, in the discretion of Management, may purchase up to 300,000 shares of the Company's common stock. At September 30, 1995 the Company had purchased a total of 249,450 shares of common stock at an aggregate purchase price of $1,676,541 under the repurchase plan and through various private transactions. Additionally, 72,500 shares were acquired for approximately $67,000 under other agreements. Subsequent to September 30, 1995, 13,250 additional shares have been acquired for $118,202 under the stock repurchase plan and through various private transactions.

The Company has no other significant capital commitments for Fiscal 1996 other than as disclosed above and in Form 10-KSB for the year ended March 31, 1995.


PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
As disclosed in previous filings, the Allegany Cogeneration Facility was operating and supplying electrical power to Rochester Gas & Electric ("RG&E") in accordance with a temporary restraining order issued by the U. S. District Court for the Western District of New York. This suit, which was filed on January 27, 1995 by the project partnership, Kamine/Besicorp Allegany L.P. ("KBA"), was based upon RG&E's refusal to accept power from KBA. On November 2, 1995 the Court denied KBA's motion for a preliminary injunction, except to the extent that RG&E has agreed to purchase power from the Company at the current SC5 rate of approximately 2 cents. As a result of the foregoing, on November 5, 1995, General Electric Capital Corp. ("GECC"), the construction lender, exercised certain rights under a Pledge Agreement dated as of June 20, 1993, through which it replaced the directors and management of the general partners of KBA, including Beta Allegany Inc., a wholly-owned subsidiary of the Company. On November 13, 1995, KBA filed a voluntary petition to reorganize the business of KBA under Chapter 11 of the Bankruptcy Code. KBA as the Debtor In Possession is presently seeking injunctive relief from the United States Bankruptcy Court for the District of New Jersey seeking enforcement of the power purchase agreement.

As disclosed in previous filings, a distilled water facility owned by GECC is the steam host for this project. As originally contemplated, Allegany Greenhouse Inc. ("AGI"), under terms of a 25-year energy services agreement, was to operate a greenhouse as a steam host. However, as a result of various defaults by AGI, on October 26, 1994 KBA commenced an action in New York Supreme Court, New York County, against AGI. On September 19, 1995 KBA exercised certain rights pursuant to the greenhouse financing agreements and replaced the directors and management of AGI. AGI's new management is endeavoring to assume possession and control of the greenhouse in order to preserve the facility and protect it from winter weather. These efforts are in part the subject of Ammerlaan Agro-Projecten B.V.'s ("Ammerlaan") motion for preliminary injunction, as discussed below. Management believes that KBA has meritorious claims against AGI and meritorious defenses against AGI's counterclaims and expects the outcome of this lawsuit to be favorable.

As disclosed in previous filings, Ammerlaan, the contractor on the greenhouse, initiated an action in New York Supreme Court, County of Allegany, against, inter alia, KBA and the Company seeking to foreclose on a lien in the amount of $4,352,976 which it filed against KBA, AGI, Kamine Development Corp. ("KDC"), the Company, Industrial Development Agency of Allegany County, GECC, Pooler Enterprises Inc., and Fillmore Gas Company, Inc. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. On November 3, 1995, Ammerlaan filed a motion for preliminary injunction seeking to enjoin KBA, KDC, AGI's new management, and the Company from engaging in construction activities at the greenhouse site without Ammerlaan's consent. On November 3, 1995, the court granted a temporary restraining order prohibiting the foregoing parties from engaging in such activities pending the hearing on the preliminary injunction. Management believes that KBA has meritorious claims against Ammerlaan and meritorious defenses to Ammerlaan's claims and believes the outcome of this lawsuit will be favorable.

The financial statements reflect no impact with respect to the ongoing legal actions discussed above pending the outcome of further proceedings in the litigation.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 27, 1995 the Company held an Annual Meeting of
Shareholders in Kingston, New York. The shareholders voted on three matters.

The following votes were cast for the nominees for election of directors, and all such nominees were elected.

        Michael F. Zinn         2,347,859 votes for     323,999 votes withheld
        Steven I. Eisenberg     2,347,859 votes for     323,999 votes withheld
        Gerald A. Habib         2,347,859 votes for     323,999 votes withheld
        Harold Harris           2,347,859 votes for     323,999 votes withheld
        Richard E. Rosen        2,347,859 votes for     323,999 votes withheld

Shares not voted by brokers for this item were 0.

The votes cast on the ratification of the selection of Robbins, Greene, Horowitz, Lester & Co., LLP, as independent public accountants for the Company for the Fiscal Year ending March 31, 1996 was as follows:

         2,423,110 shares voted for the ratification and appointment
           225,053 shares voted against the ratification and appointment
            23,695 shares abstained from voting

Shares not voted by brokers for this item were 0.


The votes cast on the shareholder proposal to amend the By-Laws of the Company to include outside directors were as follows:

           457,656 shares voted for the proposal
         1,813,836 shares voted against the proposal
            90,002 shares abstained from voting

Shares not voted by brokers for this item were 310,364.

The first two matters voted upon were passed and the final matter voted upon regarding an amendment to the By-Laws was not passed.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.)   Exhibit 27        Financial Data Schedule

(b.) Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended September 30, 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Besicorp Group Inc., Registrant


Date:    November 20, 1995         ___________________________
                                   Michael F. Zinn
                                   President and Chief Executive Officer
                                   (principal executive officer)




Date:    November 20, 1995       ___________________________
                                   Michael J. Daley
                                   Vice President, Chief Financial Officer and
                                   Corporate Secretary (principal financial and accounting officer)