Form 10QSB
period 1995-12-31
BESICORP GROUP INC
filed 1996-02-14
CIK 320443

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1995
Commission file number 0-9964



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
                                              Yes __X__ No____
Common stock outstanding as of February 7, 1996          2,911,934
Transitional Small Business Disclosure Format  Yes______ No ___X___

PART 1 - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                            December 31,
                                                                1995         March 31, 1995
                                                            -------------    ---------------


ASSETS

Current Assets:
Cash and cash equivalents                                  $      246,515   $        695,631
Short-term investments                                            939,000          1,472,276
Trade accounts receivable less allowance for doubtful             356,362            724,639
accounts of $22,600
Due from affiliates                                               101,053            118,715
Current portion of long-term trade notes receivable
(includes interest of $4,975 and $16,165, respectively)            83,523             88,046
Inventories                                                     1,088,438          1,344,942
Refundable income taxes                                            70,391             67,906
Other current assets                                              131,489            108,417
                                                            -------------    ---------------

Total Current Assets                                            3,016,771          4,620,572
                                                            -------------    ---------------


Property, Plant and Equipment:
Land and improvements                                             178,804            135,000
Buildings and improvements                                      1,872,736          1,842,915
Machinery and equipment                                           908,120            816,677
Furniture and fixtures                                            195,441            195,441
                                                            -------------    ---------------

                                                                3,155,101          2,990,033

Less accumulated depreciation                                   1,031,275            842,656
                                                            -------------    ---------------

Net Property, Plant and Equipment                               2,123,826          2,147,377
                                                            -------------    ---------------

Other Assets:
Patents and trademarks less accumulated amortization of            64,913             83,654
$629,793 and $611,051, respectively
Long-term notes receivable:
Affiliates                                                        555,376            560,151
Others                                                          2,253,512          2,327,834
Deferred expense                                                1,099,401            932,705
Other assets                                                      183,492            197,049
                                                            -------------    ---------------

Total Other Assets                                              4,156,694          4,101,393
                                                            -------------    ---------------

TOTAL ASSETS                                               $    9,297,291   $     10,869,342
                                                            -------------    ---------------
                                                            -------------    ---------------



See accompanying notes to consolidated financial statements.
                                       2

                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                              December 31,
                                                                  1995          March 31, 1995
                                                              -------------     --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                        $      664,067    $     1,359,027
Current portion of long-term debt                                   118,218             89,717
Current portion of accrued reserve and warranty expense             128,941            111,218
Taxes other than income taxes                                        75,986            141,474
Income taxes payable                                                 56,122             46,630
                                                              -------------     --------------

Total Current Liabilities                                         1,043,334          1,748,066

Investment in Partnerships                                        2,422,363          1,312,060
Deferred Income Taxes                                               181,000            181,000
Deferred Revenue                                                         80             26,477
Long-Term Accrued Reserve and Warranty Expense                      116,202            133,638
Long-Term Debt                                                    3,481,087          3,485,082
                                                              -------------     --------------

Total Liabilities                                                 7,244,066          6,886,323
                                                              -------------     --------------



Shareholders' Equity:
Common stock, $0.10 par value: authorized 5,000,000
shares; issued 3,231,146 shares and 3,223,396 shares,
respectively                                                        323,115            322,340
Additional paid in capital                                        4,574,002          4,552,129
Retained earnings (deficit)                                        (853,114)           493,952
                                                              -------------     --------------

                                                                  4,044,003          5,368,421
Less: treasury stock at cost (341,512 shares and 210,091
shares, respectively)                                            (1,990,778)        (1,385,402)
                                                              ---------------   ----------------


Total Shareholders' Equity                                        2,053,225          3,983,019
                                                              -------------     --------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    9,297,291    $    10,869,342
                                                              -------------     --------------
                                                              -------------     --------------




See accompanying notes to consolidated financial statements.
                                       3

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                        Three months ended December 31,
                                              ----------------------------------------------------


                                                            1995                       1994
                                              ---------------------------------   --------------



Revenues:
Product sales                                             $             868,121      $   788,670
Development and management fees                                          88,212        1,062,273
Other                                                                    15,776           15,345
                                                           --------------------       ----------

Total Revenues                                                          972,109        1,866,288
                                                           --------------------       ----------

Cost and Expenses:
Cost of product sales                                                   874,677          693,914
Selling, general and administrative expenses                          1,329,855        1,572,851
                                                           --------------------       ----------

Total Costs and Expenses                                              2,204,532        2,266,765
                                                           --------------------       ----------

Operating loss                                                       (1,232,423)        (400,477)


Interest and other investment income                                     50,198          112,664
Interest expense                                                       (113,243)        (177,693)
Income (loss) from partnerships                                         897,392           (3,494)
Other income (expense)                                                   36,024            1,934
                                                           --------------------       ----------

Loss before income taxes                                               (362,052)        (467,066)

Provision (Credit) for income taxes                                       9,524                0
                                                           --------------------       ------------

Net loss                                                  $            (371,576)     $  (467,066)
                                                           ----------------------     ------------
                                                           ----------------------     ------------

Loss per common share                                     $                (.13)     $      (.15)
                                                           ----------------------     ------------
                                                           ----------------------     ------------

Weighted average number of shares outstanding
(in thousands)
                                                                          2,914            3,101
                                                           --------------------       ----------
                                                           --------------------       ----------


Dividends per common share                                                 NONE             NONE
                                                           --------------------       ----------
                                                           --------------------       ----------


                                                          Nine months ended December 31,
                                              ------------------------------------------------------



                                                            1995                       1994
                                              ---------------------------------   ---------------



Revenues:
Product sales                                             $           3,033,317      $  3,415,070
Development and management fees                                         207,398         1,948,953
Other                                                                    41,455            32,477
                                                           --------------------       -----------


Total Revenues                                                        3,282,170         5,396,500
                                                           --------------------       -----------


Cost and Expenses:
Cost of product sales                                                 2,730,876         2,737,262
Selling, general and administrative expenses                          4,151,025         4,431,816
                                                           --------------------       -----------


Total Costs and Expenses                                              6,881,901         7,169,078
                                                           --------------------       -----------


Operating loss                                                       (3,599,731)       (1,772,578)


Interest and other investment income                                    143,169           276,887
Interest expense                                                       (299,354)         (363,740)
Income (loss) from partnerships                                       2,371,679           327,417
Other income (expense)                                                   52,061            24,359
                                                           --------------------       -----------


Loss before income taxes                                             (1,332,176)       (1,507,655)

Provision (Credit) for income taxes                                      14,890           (25,000)
                                                           --------------------       --------------


Net loss                                                  $          (1,347,066)     $ (1,482,655)
                                                           ----------------------     --------------
                                                           ----------------------     --------------



Loss per common share                                     $                (.46)     $       (.48)
                                                           ----------------------     --------------
                                                           ----------------------     --------------



Weighted average number of shares outstanding
(in thousands)


                                                                          2,948             3,100
                                                           --------------------       -----------
                                                           --------------------       -----------


Dividends per common share                                                 NONE              NONE
                                                           --------------------       -----------
                                                           --------------------       -----------





See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                Nine months ended December 31,
                                                      ---------------------------------------------------


                                                                    1995                      1994
                                                      -------------------------------- ------------------


Operating Activities:
Net loss                                                      $      (1,347,066)          $ (1,482,655)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Deferred taxes                                                                0                 92,000
Amortization of discounts on notes                                       (1,647)                (1,647)
(Gain) loss on disposal of assets                                       (27,234)                82,105
Depreciation and amortization                                           290,721                239,266
Unrealized holding loss                                                   4,648                      0
Partnership income recognized                                        (2,371,679)              (327,417)
Stock issued for compensation                                            18,451                      0
Debt repaid for expenses                                                      0               (400,000)
Changes in assets and liabilities:
Short-term investments                                                  555,862                      0
Accounts and notes receivable                                           471,206               (142,208)
Inventories                                                             256,504               (188,887)
Accounts payable and accrued expenses                                  (694,960)              (419,414)
Taxes payable                                                           (58,481)               (40,738)
Other assets and liabilities, net                                      (260,180)              (865,013)
                                                               -----------------------     --------------

Net cash used by operating activities                                (3,163,855)            (3,454,608)
                                                               -----------------------     --------------

Financing Activities:
Increase in borrowings                                                   91,970                      0
Repayment of borrowings                                                 (87,164)               (50,817)
Purchase of common stock                                               (624,145)              (505,801)
Issuance of common stock                                                 22,968                      0
                                                               ----------------            -----------
Net cash used by financing activities                                  (596,371)              (556,618)
                                                               -----------------------     --------------
Investing Activities:
Investments in partnerships                                                   0                   (374)
Distributions from partnerships                                       3,481,982              1,391,682
Purchases of short-term investments                                           0             (2,080,120)
Proceeds from sale of short-term investments                                  0              6,890,363
Acquisition of property, plant and equipment                           (170,872)              (232,453)
                                                               -----------------------     --------------
Net cash provided by investing activities                             3,311,110              5,969,098
                                                               ----------------            -----------
Increase (decrease) in cash                                            (449,116)             1,957,872
Cash - beginning                                                        695,631                353,091
                                                               ----------------            -----------
Cash - ending                                                 $         246,515           $  2,310,963
                                                               ----------------            -----------
                                                               ----------------            -----------
Supplemental cash flow information:
Interest paid                                                 $         276,704           $    335,482
Income taxes paid                                                         7,556                  2,661

Additions which were financed and not included above:
Property, plant, and equipment                                $          19,700           $     48,000
Investments in partnerships                                                   0              2,500,000




See accompanying notes to consolidated financial statements.
                                       5

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 1995, and March 31, 1995; the results of operations for the three-and nine-month periods ended December 31, 1995, and 1994; and the statement of cash flows for the corresponding nine-month periods.

B. The results of operations for the three- and nine-month periods are not necessarily indicative of the results to be expected for the full year.

C. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at December 31, 1995 and March 31, 1995, consist of:


                                     December 31, 1995    March 31, 1995
                                     -----------------    ---------------


Assembly parts                      $          415,881   $        281,545
Finished goods                                 672,557          1,063,397
                                     -----------------    ---------------
                                    $        1,088,438   $      1,344,942
                                     -----------------    ---------------
                                     -----------------    ---------------


D. Deferred Expense
Deferred expenses and reimbursable costs at December 31, 1995 and March 31, 1995 were as follows:

                                Internal Costs          Third
                              -------------------    -----------
                              Payroll    Expenses    Party Costs       Total
                              -------    --------    -----------     ---------


Balance March 31, 1995       $350,602   $  57,477   $    524,626    $  932,705
Additions                     463,242     118,790        230,109       812,141
Reimbursements                      -           -       (645,445)     (645,445)
Expensed                            -           -              -             -
                              -------    --------    -----------     ---------
Balance December 31, 1995    $813,844   $ 176,267   $    109,290    $1,099,401
                           ---------- ----------- --------------  ------------
                           ---------- ----------- --------------  ------------


E. Investments in Partnerships
At December 31, 1995 and March 31, 1995 the balance of recorded investment was comprised of the following:


                                          December 31,
                                              1995          March 31, 1995


Capital contributions and investments    $    2,971,813    $     2,971,813
Partnership distributions                   (11,495,085)        (8,013,103)
Recognized share of income                    6,100,909          3,729,230
                                          -------------     --------------
                                         $   (2,422,363)   $    (1,312,060)
                                          -------------     --------------
                                          -------------     --------------


The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at September 30, 1995 (unaudited) and December 31, 1994 (audited) and for the nine months and year then ended were as follows:


                                  Nine Months Ended         Year Ended
                                  September 30, 1995     December 31, 1994
                                  ------------------     -----------------


Total Partnerships:
Assets                           $       630,830,912    $      612,195,225
Plant and Equipment                      493,034,904           478,583,048
Secured Debt                             609,797,350           564,434,345
Partners' Equity (Deficit)               (34,952,573)          (12,144,159)
Revenues                                  88,344,565           124,924,721
Income (Loss)                            (16,113,522)            7,711,604
Company's Share:
Partners' Equity (Deficit)               (16,921,173)           (5,963,687)
Income (Loss)                             (7,642,890)            3,869,846


The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income (loss) from partnerships, which has been recorded on the financial statements in the amount of $2,371,679, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where accumulated losses of $10,014, 569, of which $8,025,101 is attributable to the Allegany project, are in excess of the net investment.

F. Revenue Recognition

Revenues on sales of products are recognized at the time of shipment of goods. Development fee revenue is recognized when deemed payable under the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net loss for the three months ended December 31, 1995, of $371,576 represents a decrease in net loss of $95,490 as compared to the three months ended December 31, 1994. The net loss for the nine months ending December 31, 1995, of $1,347,066 represents a decrease in net loss of $135,589 as compared to the nine months ended December 31, 1994. The factors which contributed to these changes are discussed below.

REVENUES
Consolidated
Consolidated revenues decreased by $894,179 during the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. Consolidated revenues for the nine months ended December 31, 1995, decreased by $2,114,330 as compared to the same period last year.

Product Segment
Gross revenues attributable to the Product Segment during the three- and nine-month periods ended December 31, 1995 increased by $79,451 and decreased by $381,753, respectively, as compared to the prior periods. During the current three-month period, this increase was due primarily to increased sales of solar electric products. The revenue shortfall for the first nine months is attributable to lower sales of solar heating products of $280,118 and radiant heating products of $179,499. These declines more than offset the increase of $77,815 in sales of solar electric products. The decline in solar heating sales was mainly the result of significantly lower export shipments of domestic hot water heating products. The radiant heating product performance has been affected by the recent decline in the construction of new homes. In addition to the factors outlined above, sales during the current nine-month period of both solar and radiant heating product lines were adversely affected by warmer than normal weather conditions during the first quarter of Fiscal 1996.

Project Segment
For the Project Segment, revenues attributable to development and management fees during the current three-month and nine-month periods decreased compared to the corresponding prior periods by $974,061 and $1,741,555, respectively. The Company received no development fees or expense reimbursements in excess of deferred expenses during the current three- and nine- month periods. During the three months ended December 31, 1994, the Company received $500,982 in management fees as well as $561,291 in development fees from the Natural Dam project. For the nine-month period ended December 31, 1994, in addition to the fees discussed above, the Company received $486,680 in management fees and recognized $400,000 in reimbursements in excess of deferred expenses in connection with the Beaver Falls project.
                                       7
The Company anticipates that management and development fees will continue to be lower in Fiscal 1996 than they were in Fiscal 1995.

COSTS AND EXPENSES
Costs of Product Sales
Cost of product sales for the three-month periods ended December 31, 1995 and 1994 were $874,677 and $693,914, respectively, or 101% and 88% of revenues attributable to product sales. Cost of product sales for the nine-month periods ended December 31, 1995 and 1994 were $2,730,876 and $2,737,262, respectively, or 90% and 80% of product sales revenues. The increases in the costs of sales percentages are due primarily to the plant overhead costs (labor, factory expenses and housing) associated with the solar electric manufacturing facility, which opened in December 1994. The costs associated with this facility, which totaled $70,710 and $238,366 for the current three- and nine-month periods, respectively, reflect the Company's ongoing investment in the development of solar electric technology. The cost of sales percentages excluding these investment amounts would have been 93% and 82% for the most recent three- and nine-month periods, respectively. The cost of sales percentages were also impacted by the Segment's product sales mix. Solar electric products, which generate a significantly lower margin than the Company's other product lines, comprised a higher percentage of the sales of the total Segment compared to the corresponding periods of the prior year.

Costs of Development and Management Fees
Other than settlement of deferred expenses in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with the project segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated
Selling, general and administrative expenses decreased by $242,996 for the three months ended December 31, 1995 and decreased by $280,791 for the nine months then ended as compared to the corresponding periods in Fiscal 1995. These represented decreases of 15% and 6%, respectively, for the three- and nine-month periods ended December 31, 1995 from the same periods last year. The Project Segment showed little change for the two comparable periods while the Product Segment contributed much of the decreases as discussed below.

Product Segment
Selling, general and administrative expenses for the Company's Product Segment for the three- month periods ended December 31, 1995 and December 31, 1994 were $466,611 and $697,244, respectively, representing 35% and 44% of the consolidated totals. Selling, general and administrative expenses for the Product Segment for the nine-month periods ended December 31, 1995 and December 31, 1994 were $1,390,375 and $1,705,380, respectively, representing 33% and 38%
of the consolidated totals. The decreases in Fiscal 1996 are due primarily to lower selling expenses as a result of reductions in sales staff and related sales expenditures, as well as other cost reduction measures.

NON-OPERATING REVENUES AND EXPENSES
Interest and Other Investment Income
Interest and other investment income during the three-month and nine-month periods ended December 31, 1995 decreased by $62,466 and $133,718 compared to the prior periods ended December 31, 1994. The decrease in both periods is due primarily to the Company's decision not to record, due to ongoing litigation, interest income on the combined loan of $2,500,000 to the Allegany project. This was somewhat offset by gains recognized on the sale of investments in the current year periods.

Interest Expense
Interest expense for the three- and nine-month periods ended December 31, 1995 decreased by $64,450 and $64,386, respectively, compared to the prior periods ended December 31, 1994. The higher amounts incurred in the prior three- and nine-month periods are due primarily to interest expense on $2,500,000 borrowed during July 1994 from General Electric Capital Corp. which was used to repurchase certain limited partnership interests as previously disclosed. These decreases were offset somewhat due to higher average interest rates incurred during the current periods on both the Stewart & Stevenson, Inc. ("S&S") loan and on the mortgage on the Company's corporate headquarters.

Other Income (Expense)
Other income (expense) for the three- and nine-month periods ended December 31, 1995 increased by $34,090 and $27,702, respectively, compared to the same periods last year. The increase is due primarily to the Company's receipt, during the three months ended December 31, 1995, of approximately $35,000 representing partial payment of an outstanding claim.

Income (Loss) from Partnership

During the three- and nine-month periods ended December 31, 1995, the Company recognized income of $897,392 and $2,371,679, respectively, from its partnerships, representing increases of $900,886 and $2,044,262, respectively, over the corresponding periods last year. It is anticipated that certain partnerships will continue to generate income over the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital decreased by $899,069 during the nine months ended December 31, 1995 from $2,872,506 to $1,973,437.

During the nine-month period ended December 31, 1995 the Company realized a decrease in cash of $3,163,855 from operating activities, primarily due to the net loss adjusted for non-cash items of $3,433,806 including partnership income recognized of $2,371,679.

The Company's financing activities during the current nine-month period resulted in a decrease in cash of $596,371, primarily as a result of the Company's purchase of $624,145 of its common stock, including shares purchased under the stock repurchase program.

Investing activities during the current nine-month period resulted in an increase in cash of $3,311,110, due primarily to receipt of distributions from partnerships of $3,481,982.

Management of the Company believes that it has and will continue to have sufficient sources of liquidity and the ability to repay all of its financial obligations.

                                       8
Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project utilizing a portion of its $3,000,000 line of credit under the S&S loan, the Company generally does not incur significant capital costs associated with construction of these projects. At December 31, 1995 the Company had $2,500,000 outstanding under the S&S line of credit, with an additional $500,000 available. The Company expects that its capital requirements for operations, repayment of long-term debt and project development expenses will be met by its current cash and short-term investment position, as well as by anticipated cash flows from ownership distributions from operations of the projects, anticipated cash flows from projects currently under development, future borrowings against project interests and other corporate financings, as available.

At the Company's annual shareholders' meeting in September 1993 the shareholders approved a stock repurchase plan. Under the plan, the Company, at the discretion of Management, may purchase up to 300,000 shares of the Company's stock. As of December 31, 1995 the Company had purchased a total of 307,216 shares of common stock at an aggregate purchase price of $2,202,742 under the repurchase plan and through various private transactions. Additionally, 72,500 shares were acquired for approximately $67,000 under other agreements. Subsequent to December 31, 1995 an additional 1,200 shares have been acquired for $12,000 through a private transaction.

The Company has no other material capital commitments for Fiscal 1996 other than as disclosed above and in Form 10-KSB for the year ended March 31, 1995.

SUBSEQUENT EVENT
In January 1996 Chesapeake Power Investments Co., Inc., Chesapeake Power Transport, Inc. and the Company entered into a Second Amended and Restated Limited Partnership Agreement for BBI Power L.P. Under the terms of the amended agreement, the geographical scope of the partnership's activities includes only India and Pakistan, and the term of the partnership has been reduced to ten years.

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

("KBA"), was based upon RG&E's refusal to accept power from KBA. On November 2, 1995 the Court denied KBA's motion for a preliminary injunction, except to the extent that RG&E has agreed to purchase power from the Company at the current SC5 rate of approximately 2 cents. As a result of the foregoing, on November 5, 1995, General Electric Capital Corp. ("GECC"), the construction lender, exercised certain rights under a Pledge Agreement dated as of June 20, 1993, through which it replaced the directors and management of the general partners of KBA, including Beta Allegany Inc., a wholly-owned subsidiary of the Company. On November 13, 1995, KBA filed a voluntary petition to reorganize the business of KBA under Chapter 11 of the Bankruptcy Code. KBA also filed an adversary proceeding against RG&E seeking enforcement of the automatic stay, specific performance, breach of contract and breach of the covenant of good faith and fair dealing. It also sought injunctive relief seeking enforcement of the power purchase agreement during the determination of the adversary proceeding. This injunctive relief was denied by the Bankruptcy Court. RG&E has counterclaimed in the adversary proceeding claiming impossibility, mutual mistake, frustration, anticipatory breach and reformation and recoupment of the agreement. It is also seeking damages against KBA as well as GECC for breaches of contract and misrepresentations. The Bankruptcy Court has approved debtor-in-possession interim financing of $1.8 million. The Court has set a discovery schedule and a trial date of June 18, 1996.

As disclosed in previous filings, Allegany Greenhouse Inc. ("AGI") was to operate a greenhouse as a steam host for the Allegany project. Ammerlaan Agro-Projecten B.V. ("Ammerlaan"), the contractor on the greenhouse, initiated an action in New York Supreme Court, County of Allegany, against, inter alia, KBA and the Company seeking to foreclose on a lien in the amount of $4,352,976 which it filed against KBA, AGI, Kamine Development Corp. ("KDC"), the Company, Industrial Development Agency of Allegany County, GECC, Pooler Enterprises Inc., and Fillmore Gas Company, Inc. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. On November 3, 1995, Ammerlaan filed a motion for preliminary injunction seeking to enjoin KBA, KDC, AGI's new management, and the Company from engaging in construction activities at the greenhouse site without Ammerlaan's consent. On November 3, 1995, the court granted a temporary restraining order prohibiting the foregoing parties from engaging in such activities pending the hearing on the preliminary injunction. Management believes that KBA has meritorious claims against Ammerlaan and meritorious defenses to Ammerlaan's claims and believes the outcome of this lawsuit will be favorable. As part of the bankruptcy proceeding discussed above, the Supreme Court action has been stayed. The Bankruptcy Court, however, authorized $150,000 to be spent on repairs to the greenhouse.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.) Exhibit 27 Financial Data Schedule
(b.) Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended December 31, 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Besicorp Group Inc., Registrant
Date: February 13, 1996          /s/ Michael F. Zinn
                                 Michael F. Zinn
                                 President and Chief Executive Officer
                                 (principal executive officer)


Date: February 13, 1996          /s/ Michael J. Daley
                                 Michael J. Daley
                                 Vice President, Chief Financial Officer and
                                 Corporate Secretary (principal financial
                                 and accounting officer)