Form 10KSB
period 1996-03-31
BESICORP GROUP INC
filed 1996-07-15
CIK 320443

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1996 Commission file number 0-9964

                              BESICORP GROUP INC.
                 (Name of small business issuer in its charter)

New York
(State or other jurisdiction of incorporation or organization)

14-1588329(Internal Revenue Service Employer Identification No.)

1151 Flatbush Road, Kingston, N.Y. 12401
(Address of principal executive offices) (Zip Code)

                                 (914) 336-7700
                (Issuer's Telephone Number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

               Title of each class: Common Stock, $.10 par value
  Name of each exchange on which registered: AMEX Emerging Company Marketplace

      Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $4,412,072

The aggregate market value of voting stock held by nonaffiliates based upon the closing AMEX sale price on June 30, 1996 was approximately $13,318,000.

The number of shares outstanding on June 30, 1996 was 2,914,648 Common Shares

DOCUMENTS INCORPORATED BY REFERENCE:
The information called for by Part III is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held September 25, 1996, which will be filed on or before July 26, 1996.

BESICORP GROUP INC.

Cross-Reference Sheet/Documents Incorporated by Reference
Securities and Exchange Commission Item Number and Description

                                             Page No. in this
                                             Form 10-KSB

                                     PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5. Market for the Company's Common Equity and
Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Results of
Operations and Financial Condition
Item 7. Financial Statements and Independent Auditors' Report
Item 8. Disagreements on Accounting and Financial Disclosure

                                    PART III

Item 9. Directors and Executive Officers of the Company
Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
Management
Item 12. Certain Relationships and Related Transactions
                                    PART IV

Item 13. Exhibits and Reports on Form 8-K
Signatures
Index to Exhibits

PART I

ITEM 1. BUSINESS:

BESICORP GROUP INC. (the "Company" or "Besicorp") is a fabricator, manufacturer, distributor and developer of solar and heat transfer technology products and systems and solar electric products and systems ("Product Segment") as well as an owner and developer of independent power production projects ("Project Segment") primarily through its partnership interests as explained below. These projects primarily involve gas fired cogeneration. Besicorp was organized as a corporation under the laws of the State of New York in July 1976.

During the five years ended March 31, 1996, the revenues and income (loss) per segment were as follows:


Year ended         Product Segment                Project Segment


              Revenues     Income (loss)     Revenues      Income (loss)
3/31/96    $  4,028,028 $     (1,575,597) $     384,044   $     (902,722)
3/31/95       4,562,612       (1,692,603)     2,301,586        1,325,526
3/31/94       3,758,668       (1,257,699)     4,596,086        1,264,220
3/31/93       2,655,126         (280,283)    16,314,854        9,965,074
3/31/92       2,212,184         (362,779)       222,367       (2,915,267)



See Note 16 of Notes to Consolidated Financial Statements for details of segment information.

PRODUCT AND TECHNOLOGY ACTIVITIES:

The Company, through wholly-owned subsidiaries, fabricates, manufactures, distributes and develops solar thermal, heat transfer and solar electric (photovoltaics or "PV") products and systems.

The Company conducts its solar thermal and heat transfer businesses through subsidiaries, Bio-Energy Systems, Inc. ("BIO") and Bio Thermal Unlimited, Inc. ("BTU"). The principal markets are solar pool heating systems and heating systems for commercial greenhouses and buildings.

The Company conducts its PV business through several subsidiaries, including SunWize Energy Systems, Inc. ("SunWize") and others as discussed below.

SunWize and Samsonite Corporation ("Samsonite") have entered into an agreement to develop, manufacture and market solar electric-powered cases. These cases are intended to be used to power and recharge laptop computers, cellular phones, and other electronic products that ordinarily require batteries for portable use. Under the agreement, SunWize will subassemble the PV power units, and Samsonite has agreed to install them in cases. The Company is continuing the development of this product line.

In September 1994 the New York State Energy Research and Development Authority ("NYSERDA") entered into a cost sharing agreement with SunWize to build ten skid-mounted PV hybrid systems: nine for demonstration at certain remote government and non-profit facilities across the state and one which is to be delivered to an independent testing lab to verify performance under the National Electric Code. Pursuant to this agreement, the Company will be reimbursed $366,142 of its estimated costs of $420,622 by NYSERDA, to be repaid from revenues on future sales of these systems to other parties. Due to a delay by NYSERDA in the processing of site agreements, the construction of the systems is expected to be completed for shipment on or about August 1996. In March of 1996 this agreement was expanded to include two additional initiatives. The first is the development of a controller for the PV hybrid system designed to improve the energy efficiency of the system. The second involves the development of a PV ice-making system to be tested in Mexico pursuant to an agreement with Sandia National Laboratories and the state government of Chihuahua. NYSERDA is providing $140,130 of the estimated costs of $295,265 for these projects, to be repaid from revenues on future customer sales of PV hybrid systems. The estimated completion date for these new initiatives is April 1998.

In March of 1996 an agreement was signed by SunWize with NYSERDA to develop a series of electronic controllers for small-scale PV systems of up to 175 watts. NYSERDA is providing $23,154 of the estimated costs of $48,889 for this project, to be repaid from revenues on future sales of these controllers. The estimated completion date for this new project is January 1997.

Through a subsidiary, SunWize Specialty Products, Inc. ("SSP"), the Company manufactures custom designed PV modules. These modules are integrated into other products for consumers, commercial and industrial use. SSP has developed proprietary polymer encapsulation technology for PV manufacturing of small customized PV modules. Pilot production began in the second quarter of Fiscal 1996.

In March 1994, NYSERDA co-sponsored with SSP a research initiative aimed at lowering the cost and widening the use of solar electric technology for consumer products by encapsulating PV cells in urethane. NYSERDA provided $112,774 of funding for this project, to be repaid from profits on future sales of any products which have been developed as a result of this project. This initiative was completed in March 1996. In March 1996 this agreement was modified to include additional development activities designed to increase production efficiency and lower the overall cost of PV modules. NYSERDA is providing the $219,696 of the estimated costs of $491,266 for these activities, also to be repaid from profits on future sales of products developed from this additional initiative. The estimated completion date is September 1998.

SunWize Marine Technologies, Inc., a subsidiary, was formed to develop a line of solar-powered all-electric recreational boats incorporating technology from SSP, specifically urethane-encapsulated solar cells that are integrated into the boat deck. The prototype built was technologically successful and the company is currently seeking a partner to invest in further development of this product line.

The Product Segment has been orginized into four strategic business units. These include Ventures, responsible for development and worldwide marketing of value-added technology products; Manufacturing, which involves PV cell fabrication and polyurethane cell encapsulation, manufacturing and development; Engineering, which provides technical services, interconnected PV projects, and turnkey installations; and Distribution, which includes all of the Company's sales and wholesale distribution activities.

The Company is continuing to work on developing a program for solar power-based regional rural electrification projects in the international market.

The Company markets and sells products through dealers and distributors nationwide with solar thermal products primarily sold in sun belt areas and heat transfer products primarily sold in areas with colder climates. In addition, the company has distributors in Europe, the Pacific Rim, and other markets.

The current focus of the Company's solar electric business is commercialization of its product lines as well as continuing product development. In addition to utilizing the Company's own resources, products will be developed using government grants, utility- funded projects, and technology demonstration contracts wherever possible.

CUSTOMERS AND BACKLOG
The Company fills orders from inventory, and draws from its inventory to fabricate and manufacture custom orders; therefore, backlog is generally filled within the following quarter. Certain sales may be drop-shipped from manufacturers' locations. Backlog of orders was $497,664, $286,892 and $378,053 as at March 31, 1996, March 31, 1995 and March 31, 1994, respectively.

COMPETITION
The Company competes with many businesses engaged in the sale of solar thermal energy products. Of such companies, there are several in the industry with significant market share. In the heat transfer business the Company competes with several other businesses, three of which hold significant market share. The Company competes with approximately ten businesses engaged in the distribution of solar electric products, of which three have larger market share than the Company. Concerning value-added solar electric products and systems, the Company believes that the market is highly fragmented.

The Company competes primarily on the basis of service, technical merits and on pricing.

RESEARCH AND DEVELOPMENT
Since Fiscal 1994 the Company has expanded its efforts in technology development, particularly solar electric products. Expenditures for research and development for the last three years were $426,239 in Fiscal 1996, $480,459 in Fiscal 1995 and $119,144 in Fiscal 1994. Personnel expenses, comprising the largest portion of these amounts, were $324,662 in Fiscal 1996, $431,002 in Fiscal 1995 and $111,392 in Fiscal 1994. Of the total amounts, expenses attributable to the Company's agreements with NYSERDA were $229,658 in Fiscal 1996 and $115,883 in Fiscal 1995. The Company anticipates similar significant expenditures in the coming year to further its efforts in technology development.

SUPPLY
The Company procures extruded materials for its proprietary solar thermal and heat transfer products from producers of plastic and synthetic rubber extrusions using dies made to order for the Company. The principal supplier of proprietary extruded materials is The Johnson Rubber Company, a division of Duramax, Inc. of Middlefield, Ohio. The Company purchases non-proprietary extruded materials from several producers of plastic extrusions. The Company purchases solar electric products from several large manufacturers, of which Siemens Solar Industries of Camarillo, California is the principal supplier. There are no problems foreseen in the Company's ability to purchase materials for any of its businesses.

The Company fabricates pre-assembled solar thermal and heat transfer modules for use in applications of its products in both standard and customized sizes. The Company may at times fabricate solar electric systems by combining solar electric panels with other components.

PATENTS
The Company has a number of patents relating to installation and assembly of solar thermal and heat transfer products. These patents provide competitive advantages to the Company by enabling exclusive use of certain assembly and installation methods. The Company believes it will still be able to compete in its markets upon the expiration of the patents.

The Company owns the following U.S. patents relative to its product sales:

4,176,654 (method and means for removably adhering SolaRoll to a base structure
- - expires December 4, 1996);

4,270,596 (method and apparatus by which tubes of SolaRoll are separated from one another for connection to headers and to form crossovers remote from headers
- - expires June 2, 1998);

4,341,002 (tool for installation of tube mat - expires July 27, 1999);

4,349,070 (insert connections between tube ends of SolaRoll mat - expires September 14, 1999);

4,353,352 (solar thermosyphon water heater - expires October 12, 1999);

4,354,546 (header pair and tube mat connection - expires October 19, 1999); and

4,399,319 (thermally insulated composite flexible hose - expires August 10, 2000).

EXPORT SALES
The Company's export sales, principally to Europe and the Pacific Rim, for the Fiscal years ended March 31, 1996, March 31, 1995 and March 31, 1994 were $455,114, $548,669 and $507,623, respectively. Generally, the Company's sales to its foreign distributors are made based upon payment in U.S. dollars by confirmed irrevocable letters of credit or by wire transfer.

PROJECT DEVELOPMENT AND OWNERSHIP ACTIVITIES:

The Company has developed and owns interests in gas fired cogeneration facilities in New York State. These projects produce electricity and thermal energy for sale to utilities and industrial customers pursuant to long-term contracts. The Company developed these projects jointly with partners and holds its ownership interests through special-purpose entities formed to be the legal owners of the projects, as explained below under "Business Strategy."

The Company, has a partnership interest in six cogeneration projects in New York State, with power purchase agreements ("PPA's") to sell approximately 378 megawatts of electrical capacity and energy, all of which have achieved commercial operations. A PPA is a long-term contract pursuant to which the electrical output of the cogeneration plant will be purchased by a utility. The PPA is the most significant contract in the project development process. The vast majority of project revenues are typically derived thereunder.

During Fiscal 1996 the Company, together with a partner as described below, continued to develop the Krishnapatnam project, a planned 500MW coal fired power plant to be located in the state of Andhra Pradesh, India.

In addition to the efforts associated with these projects, during Fiscal 1996 the Company continued to pursue other project development opportunities, both domestically and internationally, in particular, in India, Pakistan, Mexico and Brazil. In regard to these efforts, there have been no awards of power contracts to date, nor can there be any assurance that any will be forthcoming.

INDUSTRY INFORMATION
DOMESTIC
Federal legislation entitled the Public Utilities Regulatory Policy Act of 1978 ("PURPA"), mandates that utilities purchase power generated by independent, non-utility generators ("NUG'S"). PURPA gave rise to an industry where independently-owned power plants, particularly cogeneration plants, which jointly produce electricity and steam, both compete with and supply regulated utilities. Most NUG projects are "project financed," where the PPA entered into by a creditworthy utility serves as the primary credit support for the financing of the power production facility.

The domestic independent power industry has recently stagnated. Utilities have lower
"avoided costs" of power, due largely to a surplus of spot market short-term energy. In addition, utilities have cited level or decreasing demand for power as a basis for not signing PPA's with NUG's. Furthermore, certain regulatory entities have created uncertainty as to their stance towards NUG's. As a result, the independent power industry has begun to focus overseas, particularly in less developed countries with large power and infrastructure requirements.

New York State, where the Company owns interests in six operating independent power plants, has undergone particular turbulence with regard to the independent production of power. Niagara Mohawk Power Corporation ("NIMO"), which has a large number of contracts with independent power producers, including five of the Company's projects, has declared that it may avail itself of a bankruptcy proceeding in order to obtain relief from the high cost of independent power contracts.

It is unclear whether NIMO will declare bankruptcy, just as it is unclear that the NUG's have created a solvency issue for NIMO. Should NIMO declare bankruptcy, it is unclear whether a bankruptcy court would require payment by NIMO to NUG's, as it is anticipated that NIMO would continue to receive revenue from the sale of electricity to consumers.
The threat of NIMO bankruptcy has introduced an element of uncertainty into the Company's business. See note 5 to the notes to Consolidated Financial Statements for further discussion of this matter.

During 1995, revised PPA's for the Company's five NIMO projects became effective. These agreements had been renegotiated the previous year by the Company and its partner, Kamine Development Corporation (together with its affiliated companies, "Kamine"). Many NUG's in New York State have not renegotiated their contracts, and the Company believes that this achievement enhances the likelihood that the Company's contracts will remain free of litigation aimed at changing the contracts. The contract restructuring provided NIMO with more favorable terms and operating flexibility. In addition, the restructurings removed accounting liabilities termed
"tracking accounts" from all the contracts and reduced the risk of curtailment in running hours. The implementation of the revised
PPA's required the restructuring of financing arrangements and numerous other underlying agreements for each project.

International
As the independent power industry has slowed in the United States, opportunity has emerged internationally. Many of the less developed nations have the need for increased electric power generating capacity and have limited access to capital. Many of these countries have invited proposals from foreign developers to meet their needs for development.

Numerous producers of independent power have shifted their focus overseas, resulting in a competitive market. Projects overseas tend to be large, requiring long development periods and considerable capital. The risks in less developed markets are also considerable, encompassing political and expropriation concerns, currency translation and the risks associated with operation. Few large international projects have achieved financial closing, much less entered construction or operation; thus, the market is both new and unproven, presenting a variety of challenges to the developers of independent power.

BUSINESS STRATEGY
The Company's primary strategy is to provide specialized development and financing expertise beginning with early stage development of large-scale projects. The development of a typical project involves structuring long-term relationships with participants in one or more projects. Project concepts and technical options are reviewed, and necessary contracts and relationships are established. Rights to projects may also be acquired in various stages of development. Each transaction and relationship is unique in that the terms and conditions are specifically negotiated based upon the requirements and circumstances of the proposed project, in particular, location and the capabilities of the participants.

The Company typically has earned development fees by taking an active role in the early stage development of each project. Development fees are generally paid from the proceeds of the project loans and are capitalized as part of the cost of the project. The amounts and timing of such payments of development fees are subject to negotiations with the parties to the transaction and represent the Company's fees for services it provides. There can be no assurance that the Company will earn development fees on new project opportunities. The Company structures proposed projects from an economic and financial perspective, negotiates power purchase agreements, host contracts, permitting arrangements, engineering and construction contracts, fuel supply and transportation agreements, and financial participation and risk sharing agreements. The Company prepares financial models of the project taking into account operating parameters and risk considerations, documents the project, and arranges and negotiates appropriate development capital and construction and long-term financing.

Other anticipated sources of revenues and cash flows from the projects are fees for administrative and monitoring services, which are recorded as management fees, and for coordinating and overseeing partnership activities, which are paid during the construction and operating phases of the projects, as well as partnership distributions from operations.

The Company historically has owned a substantial portion of each project. Construction, operation, engineering, and design are contracted on a turn-key basis to third parties which the Company believes to be financially and technically capable. The Company conducts its business primarily through special purpose entities for each project with transactions structured so that liability to the Company is limited, since the financing obligations of these entities are secured solely through their assets. This structure is further discussed in a later section entitled "Project Financing".

Each of the Company's domestic projects discussed under "Project Descriptions" is owned by a separate partnership entity of which a Besicorp subsidiary is a general partner, and, in certain partnerships, a subsidiary of the Company holds a limited partner interest. In order to achieve the most appropriate tax standing and to conform to Indian guidelines, the Krishnapatnam project is owned by a corporate entity. Partnership profits and losses will be allocated in accordance with the applicable partnership agreements and cash distributions, if any, in excess of debt service and operating expenses will be paid to the Company and other partners. Upon commencement of operations of a power facility, the Company, in its capacity as general partner monitors and manages its ownership interests.

DEVELOPMENT FINANCING
A significant portion of the Company's selling, general and administrative expenses is expended on project development activities with specific project costs being recorded as deferred costs until project financing is arranged. Prior to projects entering the con-struction phase, the Company's internal costs as well as certain third party development costs are funded from its internal sources, borrowings, and development funding agreements.

In June 1992 the Company and Kamine entered into a loan agreement with Stewart & Stevenson Services, Inc. ("S&S") under which each company could borrow up to $3,000,000 at the interest rate of prime plus 2%. The initial term of the loan is approximately six years and may be extended for up to an additional six years as long as S&S remains the operator of certain of the Company's cogeneration facilities. The terms provide for interest only at the rate of prime plus 2% during the initial term with principal due at the end of the initial term unless extended, or upon the occurrence of certain material events, such as the termination of S&S as the operator of certain of the facilities.

With respect to the development of the Krishnapatnam project in India, in June 1995 a Development Funding Agreement was entered into among BBI Power, Inc. ("BBIP"), Illinova Generating Company ("IGC"), an affiliate of Illinois Power Company, and Continental Energy Services, Inc. ("CES"), an affiliate of Montana Power Company. The Company is a 50% shareholder of BBIP. This agreement is administered by an Executive Committee comprised of representatives of CES, IGC and BBIP. The agreement commits each of CES and IGC to provide up to $2,000,000 of funding for project development and grants the right, but not the obligation, for each of CES and IGC to provide $10,000,000 of equity funding.

Additionally, in August, 1995 a Development Funding Agreement for the Krishnapatnam project was entered into between BBIP and Power Markets Development Company ("PMDC") an affiliate of Pennsylvania Power and Light Corporation. The Project Executive Committee was expanded to include representatives of PMDC. The agreement commits PMDC to provide $2,500,000 of funding for project development and grants the right, but not the obligation, for PMDC to purchase 20% of the equity shares of the project and to invest amounts in excess of $25,000,000 in the project in the form of subordinated debt or preferred equity at market rates acceptable to BBIP, with the approval of the Executive Committee, such that the total common equity investment and the additional investment, if any, will not exceed the larger of $50,000,000 or 20% of equity.

As a result of these agreements, through March 31, 1996, the Company has received $776,896 for reimbursement of development costs. In fiscal 1997 BBIP intends to seek additional development financing, either from IGC and CES or from new participants. Such funding will be used to continue development of the Krishnapatnam project. There can be no assurance that additional development funds will be secured.

PROJECT FINANCING
When development is substantially complete, the projects typically enter into construction financing and when construction is complete, the projects enter into long-term debt and/or equity financing. To the maximum extent possible, financing is arranged on a limited-recourse basis, with the sources of repayment being limited to the revenues generated by the particular project(s) being financed. Except to the extent that the Company provides bridge or other financing to a project, the debt of the partnership is collateralized solely by the assets of the project(s), without guarantees of repayment by the Company.

SIGNIFICANT JOINT DEVELOPMENT RELATIONSHIPS
In 1986 the Company entered into a Master Project Development Agreement ("MPDA") with Kamine pursuant to which the companies agreed to jointly develop certain cogeneration plants in North America excluding Mexico. In addition, the MPDA provides for sharing of future project development opportunities of either of the two companies which meet the criteria of the MPDA. All cogeneration projects in operation, as discussed under the heading "Project Descriptions," have been developed as part of the Kamine relationship. All projects developed with Kamine are to have equal ownership and sharing of development fees unless otherwise modified by agreement. Each party bears its own internal costs of development. The MPDA extends through 2000.

In November 1994 the Company entered into a partnership agreement with Chesapeake Power Investments Co., Inc. ("Chesapeake") and Chesapeake Power Transport, Inc. In January 1996 the partners entered into a Second Amended and Restated Limited Partnership Agreement for BBI Power L.P.. Under the terms of the amended agreement, the geographical scope of the partnership's activities includes India and Pakistan, and the term of the partnership is ten years.

Pursuant to the agreement, the Company has loaned $300,000 to the partnership which reimbursed Chesapeake for development costs it had already incurred. The Company has included the note receivable evidencing this loan in Deferred Costs. It is anticipated that the Company's loan will be repaid from receipt of development capital or from proceeds of project financings.

DOMESTIC REGULATORY COMPLIANCE
The Company's domestic power production project activities are governed by certain federal and state laws and regulations. PURPA was enacted by Congress in order to remove certain impediments to the development of cogeneration and small power production facilities and to stimulate energy conservation. Among other things, PURPA requires that (i) electric utilities purchase, at just and reasonable rates, any energy made available to such utilities by cogeneration facilities, such as the Company's domestic power projects, that meet certain criteria ("Qualifying Facilities") and (ii) such utilities may not discriminate against Qualifying Facilities. In addition, PURPA requires that utilities (x) sell to Qualifying Facilities any energy and capacity requested by such Qualifying Facilities, (y) make such interconnections with any Qualifying Facility as to permit the sale and purchase of energy and capacity and (z) transmit the energy or capacity of such Qualifying Facility to other electric utilities. PURPA thus enables Qualifying Facilities to compete in ways in which they were previously unable. All of the Company's existing domestic cogeneration projects discussed under the heading "Project Descriptions" are Qualifying Facilities.

PURPA also grants exemptions to Qualifying Facilities from certain federal and state regulations. Specifically, Qualifying Facilities are exempt from regulation under the Federal Power Act, the Public Utility Holding Company Act, and state laws relating to (i) electric utility rates and (ii) the financial and organizational regulation of electric utilities, other than state laws relating to the implementation of the arrangements between electric utilities and Qualifying Facilities and state environmental and siting requirements.

The Company's domestic projects are also subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced by a project and the geographical location, zoning, land use and operation of a project. Applicable federal environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

To the best of the Company's knowledge, all of its domestic cogeneration projects have been developed and/or constructed in full compliance with applicable federal, state, and local laws and regulations. It is the Company's belief that neither existing regulations nor any pending legislation would require material capital expenditures in future periods, nor would the Company's earnings or competitive position be adversely affected.

FOREIGN REGULATORY COMPLIANCE AND OTHER RISKS OF INTERNATIONAL OPERATIONS

The Company's present strategy is to focus on foreign project development. The Company's business is subject to the risks of international operations, including compliance with and unexpected changes in foreign regulatory requirements, trade barriers, currency control regulations, fluctuations in exchange rates, political instability, local economic conditions, and difficulties in staffing and managing foreign operations. To date the Company's success in the project development area has been in the United States; there can be no assurance that the Company will be successful in international project development.

PROJECT DESCRIPTIONS
The following is a list of projects in which Besicorp has a material interest. Projects under development are listed only where there is a power purchase agreement or other major contract in place, and, in the opinion of the Company, there is a reasonable likelihood of completing development of that project. From time to time, the Company may discontinue development of a project, or make material modifications to the proposed scope of the project, including costs, capacity, and estimated commercial operation dates.

The Company earned fees for developing its domestic projects that are recognized as revenue when deemed payable under the agreements. The partnerships are expected to generate income from the operation of the facilities; however, in early years of operation, significant book losses may be incurred and the Company will not recognize income until such time as the operating income of the projects exceeds accumulated losses. During Fiscal 1995 the Carthage, South Glens Falls and Natural Dam partnerships generated income from operations which exceeded the cumulative prior year losses, and consequently the Company recognized income from these partnerships. The Carthage and South Glens Falls partnerships continued to generate income during Fiscal 1996, and the Company recognized additional income from these partnerships. There can be no assurance that income will be recorded from these or other project partnerships in the near future as income is dependent upon the results of operations which may vary. See Note 5 to the Notes to Consolidated Financial Statements.


                                  Percentage
                   Actual or        Equity         Actual or
                   Estimated     Ownership at      Estimated
                 Facility Cost  June 30, 1996     Commercial
Project Name     (millions) (1)      (2)        Operation Date
- --------------   -------------- --------------  ---------------


IN OPERATION:
Carthage
Cogeneration
Facility (58
megawatts)                  $67           50.0%   November 1991
South Glens
Falls
Cogeneration
Facility(58
megawatts)                   63           50.0    November 1991
Natural Dam
Cogeneration
Facility (49
megawatts)                   86           50.0        July 1993
Syracuse
Cogeneration
Facility (79
megawatts)                  183         35.715    February 1994
Beaver Falls
Cogeneration
Facility (79
megawatts)                  199           50.2        June 1995
Allegany
Cogeneration
Facility (55
megawatts)
(3)                          95           50.0    December 1994
UNDER
DEVELOPMENT:

Krishnapatnam
Project (500
megawatts)                  800           50.0             2000


(1) Represents the financing provided to the facility for physical plant, contract costs and letter of credit and working capital needs.
(2) Indicates the Company's ownership in the project entities.
(3) Currently not operating. See Allegany Cogeneration Facility" and "Legal Proceedings".

The following is an expanded discussion of the status of each of the projects listed above.

PROJECTS IN OPERATION:

CARTHAGE COGENERATION FACILITY
The Carthage Cogeneration Facility, located in Carthage, NY, at the site of a paper mill owned by James River II, Inc. (together with its affiliated companies "James River"), is a natural gas fired cogeneration plant which is leased from General Electric Capital Corp. ("GECC") by a project partnership, of which the Company is a 50% owner. A revised PPA is in place to sell approximately 58MW of electricity. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $67 Million.

The facility was constructed by Ansaldo North America, Inc. (together with its affiliated companies "Ansaldo") on a completely turn-key basis. Commercial operations commenced in November 1991. Electric power is supplied to NIMO under terms of a 35-year PPA. Steam is provided to the host mill under terms of an energy services agreement. Operations and maintenance of the facility are provided by Stewart and Stevenson Operations, Inc. ("SSOI"). The primary supplier of natural gas for the project is Renaissance Energy Ltd. ("Renaissance") of Alberta, Canada.

During Fiscal 1996 the Company received $39,083 of management fees from the project and anticipates receiving additional management fees throughout the term of the lease agreement. Ownership distributions of $1,353,470 were received by the Company in Fiscal 1996. In addition, distributions of $111,986 were received by the Company during Fiscal 1996 to fund gross receipt taxes.

SOUTH GLENS FALLS COGENERATION FACILITY
The South Glens Falls Cogeneration Facility, located in South Glens Falls, NY, at the site of a paper mill owned by Encore Paper Company, Inc., is a natural gas fired cogeneration plant which is leased from GECC by a project partnership, of which the Company is a 50% owner. A revised PPA is in place to sell approximately 58MW of electricity. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $63 Million.

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in November 1991. Electric power is supplied to NIMO under terms of a 35-year PPA. Steam is provided to the host mill under terms of an energy services agreement. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is Renaissance.

During Fiscal 1996 the Company received $50,406 of management fees from the project and anticipates receiving additional management fees throughout the term of the lease agreement. Ownership distributions of $371,760 were received by the Company in Fiscal 1996. In addition, distributions of $117,976 were received by the Company during Fiscal 1996 to fund gross receipt taxes.

KAMINE/BESICORP GLEN CARTHAGE PARTNERSHIP
The company assigned a portion of its expected future development fees in the Carthage and South Glens Falls projects to Nova Northwest, Inc. ("Nova") in consideration of funding of $2,500,000 on November 9, 1990, which was paid to Kamine/Besicorp Glen Carthage Partnership ("Glen Carthage") in which a subsidiary of the Company is a 50% general partner. In conjunction with the sale/leaseback transactions during fiscal 1995 with GECC, this partnership's obligation to Nova was repaid in full by obtaining loans from the Carthage and South Glens Falls projects. Distribution of development fees paid to Glen Carthage by the two projects, which were in excess of the partnerships debt service requirements in the aggregate amount of $1,514,235, were received by the Company during fiscal 1996.

NATURAL DAM COGENERATION FACILITY
The Natural Dam Cogeneration Facility, located in Gouverneur, NY, at the site of a paper mill owned by The Fonda Group ("Fonda") (see below), is a natural gas fired cogeneration plant which is leased from GECC by a project partnership of which the Company is a 50% owner. A revised PPA is in place to sell approximately 49MW of electricity. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $86 Million.

The facility was constructed by Century Contractors West, Inc., on a completely turn-key basis. Commercial operations commenced in July 1993. Electric power is supplied to NIMO under terms of a 35-year PPA. Steam is provided to the host mill, which was purchased by Fonda from James River in May 1996, under terms of an energy services agreement. Operations and maintenance are provided by SSOI. The primary supplier of natural gas for the project is Norcen Energy Resources Limited ("Norcen"),formally known as North Canadian Marketing Inc.

During Fiscal 1996 the Company received $46,872 of management fees from the project and anticipates receiving additional management fees throughout the term of the lease agreement. Ownership distributions of $999,894 were received by the Company during Fiscal 1996. In addition, distributions of $92,097 were received by the Company during Fiscal 1996 to fund gross receipt taxes.

CARTHAGE, SOUTH GLENS FALLS AND NATIONAL DAM COGENERATION FACILITIES FINANCINGS

During Fiscal 1995 the Company entered into long-term financing agreements in the form of sales/lease back transactions with GECC for the Carthage, South Glens Falls and Natural Dam projects. The lease agreement for the Carthage and South Glens Falls projects have 25-year terms. The lease agreement for the National Dam Project has a 20-year term. The financing for these 3 projects are cross-collateralized. A default in payment on one project would result in an encumbrance or otherwise distributable cash from either or both of the other projects.



SYRACUSE COGENERATION FACILITY
The Syracuse Cogeneration Facility, located in Solvay, NY, on the site of a chemical plant owned by the Hanlin Group, is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 35.715% owner. A revised PPA is in place to sell up to 79MW of electricity. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $183 Million. The facility was constructed by Ansaldo on a completely turn-key basis. Ansaldo was granted a limited partnership interest in consideration of the bridge financing it provided to the project, thereby reducing the Company's ownership interest from 50% to 35.715%. Commercial operations commenced in February 1994.

Electric power is supplied to NIMO under terms of a 35 year PPA. Steam is provided to the New York State Fair, a division of the New York State Department of Agriculture and Markets, under terms of an energy services agreement. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is Norcen.

During Fiscal 1996 the Company received $60,676 of management fees from the project and anticipates receiving additional management fees throughout the term of the financing agreement. To date no ownership distributions have been received from the Syracuse project, and the Company can not predict when material distributions, if any, will commence. However, distributions of $82,554 were received by the Company during Fiscal 1996 to fund gross receipt taxes. Although development fees of approximately $1.5 Million were anticipated to be paid to the Company over a three-year period beginning two years after commercial operations, assuming permanent financing was in place and required cash reserves were satisfactorily funded, the receipt of these moneys is uncertain at this time.

BEAVER FALLS COGENERATION FACILITY
The Beaver Falls Cogeneration Facility, located in Beaver Falls, NY, on the site of a paper mill owned by Specialty Paperboard, Inc. ("SPI"), is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 50.2% owner. A revised PPA is in place to sell up to 79MW of electricity. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $199 Million.

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in June 1995. Electric power is supplied to NIMO under terms of a 35-year PPA. Steam is provided to the host's mill as well as to an adjacent mill owned by Armstrong Gasket Products Inc., which was purchased from SPI. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is Norcen.

During Fiscal 1996 the Company recorded $55,215 of management fees from the project and anticipates receiving additional management fees throughout the term of the financing agreement. To date no ownership distributions have been received from the Beaver Falls project, and the Company can not predict when material distributions, if any, will commence. However, distributions of $86,296 were received by the Company during Fiscal 1996 to fund gross receipt taxes.

The Company received $600,000 in development fees at the financial closing in Fiscal 1994. The receipt of any additional development fees from this project is uncertain at this time.

SYRACUSE AND BEAVER FALLS COGENERATION FACILITIES FINANCINGS
For both Syracuse and Beaver Falls, construction and permanent financing was provided by bank groups led by Deutsche Bank AG, New York branch ("Deutsche") (as agent), and subordinated loans were provided by Ansaldo and affiliates of Siemens Corporation. In October 1994 the financing agreements for these projects were restructured in order to accommodate the revised NIMO PPA's. The Company intends to refinance these projects with longer-term permanent financing, but was unable during Fiscal 1996, and is currently unable to do so primarily due to NIMO's uncertain financial circumstances. Given the structure of the current financing, it is unlikely that the company will receive cash distributions until a refinancing can be effected.

ALLEGANY COGENERATION FACILITY
The Allegany Cogeneration Facility, located in Rossberg, NY, is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 50% owner. A PPA is in place to sell approximately 55MW of electricity. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $95 Million.

In August 1993 construction and permanent financing was provided by GECC. At the closing the Company received development fees of $750,000 and expense reimbursements of $71,696. Construction had commenced in March 1993 under bridge financing provided by Besicorp and Kamine. At the closing Kamine/Besicorp Allegany L.P. ("KBA"), the project partnership, paid S&S $300,000 on behalf of the Company, thereby reducing the bridge financing from $2,800,000 to $2,500,000. The bridge financing was converted to a subordinated term loan due from the project partnership. It was anticipated that, in turn, these moneys would be advanced to Allegany Greenhouse, Inc. ("AGI"), the owners of the originally contemplated steam host, a greenhouse facility, to be repaid over a term of approximately twelve years unless sooner refinanced. At March 31, 1996, $1,944,624 of the $2,500,000 had been funded to AGI.

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in December 1994. However, as a result of a dispute with Rochester Gas & Electric ("RG&E") concerning the project's 25-year PPA, the plant is currently not operating (See "Item 3, Legal Proceedings"). Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is MidCon Gas Services Corp. of Houston, Texas.

A distilled water facility owned by GECC is the steam host for this project. As originally contemplated, AGI, under terms of a 25-year energy services agreement, was to operate a greenhouse as a steam host. (See "Item 3, Legal Proceedings".) During Fiscal 1996 the Company received $76,634 of management fees from the project, and payments continue to be made as called for under the financing agreement as approved by the Bankruptcy Court (See "Item 3, Legal Proceedings"). To date no ownership distributions have been received from Allegany, and the Company can not predict when material ownership distributions, if any, will commence. No ownership distributions are expected during the pendency of the ongoing litigation regarding this project. The Company received $4,478 in distributions to partially fund gross receipt taxes during Fiscal 1996.

PROJECTS UNDER DEVELOPMENT:

KRISHNAPATNAM PROJECT
The Krishnapatnam project contemplates the development of a coal-burning power plant to be located near the village of Krishnapatnam, 120 miles north of Madras on India's Eastern coast. This project is 50% owned by the Company. However, it is likely that, due to the size of the project and the amount of debt and equity capital necessary to be raised, the Company's ownership interest will be reduced by the participation of equity investors. A PPA was entered into in November 1994 with the Andhra Pradesh State Electricity Board of India to sell approximately 500MW of electricity. A renegotiated PPA is expected to be signed in the second or third quarter of 1997. The facility is being developed in partnership with Chesapeake. Capital costs to construct this project are currently anticipated to be approximately $800 Million.

Completion of the pre-construction phase of the project requires forming strategic alliances and achieving contracts for engineering procurement, fuel, and operations and maintenance and various permits and other local approvals, as well as making arrangements for debt and equity for the project's total cost. Assuming that the development of this project is successful, including obtaining project financing, current plans are to begin construction in 1997 and commence commercial operations in 2000.

EMPLOYEES
As of March 31, 1996, the Company had 78 full-time employees. None of these employees are represented by a union. In the opinion of management, its relationship with its employees is good.

WARRANTIES
Warranty expense for the Company's product sales is provided on the basis of management's estimate of the future costs to be incurred under product warranties presently in force. The Company has no warranty obligations with respect to the cogeneration projects described above. Under the terms of the Company's contracts for the design, construction, and operation of certain other energy generating systems, the Company has warranted the energy output and the operating and maintenance expenses of the projects. The terms of these warranties vary according to the specifics on each project. Estimated costs are reviewed while the systems are in operation and adjustments to revenue or expense are reflected in the period in which revisions to such estimates are deemed appropriate. Warranty expense (income) for Fiscal years 1996, 1995 and 1994 was $176,117, $178,943 and $(348,590) representing the net amount after reversal of $451,324 of the prior years' reserves no longer required, respectively.

ITEM 2. PROPERTIES

The following is a description of the Company's principal properties:

1151 Flatbush Road, Kingston, New York: owned and subject to mortgages totaling $679,780 at March 31, 1996. The property includes land, a building measuring 8,000 square feet housing the corporate, project development and technology offices, and additional rental units.

48 Canal Street, Ellenville, New York: owned and subject to a mortgage totaling $76,120 at March 31, 1996. A two-story, steel frame and concrete building measuring 52,000 square feet. Approximately half this space is used for general administration, sales offices, fabrication and distribution activities and for inventory warehousing. The remaining space is not needed for operations and is currently vacant.

9415-19 Enterprise Drive, Mokena, Illinois: leased for $2,250 per month currently. The term of the lease is five years. A one-story, brick building measuring 6,000 square feet, of which 1,800 square feet are office space, and 4,200 square feet are warehouse space.

90 Boices Lane, Kingston, New York: leased for $8,500 per month currently. The term of the lease is six months and renews automatically for successive six-month periods with either party having the right to terminate the lease upon 90 days written notice. The solar electric business occupies 17,000 square feet in a one-story steel frame building of which 2,000 square feet are office space and 15,000 square feet are for warehousing, manufacturing and assembly.

The Company believes its facilities, as specified above, are suitable and adequate for its current operations. See Management's Discussion and Analysis-Liguidity and Capital Resources.

ITEM 3. LEGAL PROCEEDINGS

On March 29, 1993, James Lichtenberg commenced a shareholder's derivative action now pending in New York Supreme Court, Ulster County, entitled LICHTENBERG V. MICHAEL F. ZINN, ET AL. The Company is named as nominal defendant in this shareholder's derivative action, which also names as defendants Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, who were directors and officers at the time the action was filed. The complaint alleges that the directors breached their fiduciary duties to the Company by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to the Company's interest in various partnerships which own and operate cogeneration facilities, which allegedly depressed the price of the Company's stock. The plaintiff is seeking an award of damages to the Company, including punitive damages and interest, an accounting, the appointment of independent members to the Board of Directors, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants denied the material allegations of the complaint. The Company believes that meritorious defenses have been asserted, and that the outcome of the action will have no material adverse impact upon the Company. On May 6, 1994 the Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. On March 28, 1995, after an extensive investigation of the allegations made in the complaint, the SLC issued a resolution finding that the continued prosecution of the derivative action was not in the best interest of the Company. By further resolution dated April 27, 1995, the SLC instructed the Company's outside counsel to take the necessary steps in court to seek to have the action dismissed. Pursuant to resolution of the SLC, on May 18, 1995, a motion to dismiss the action based on the recommendation of the SLC was filed with the Court and is being held in abeyance by the court pending the completion of limited discovery.

In April 1990 the Company commenced an action in United States District Court, Northern District of New York, against Tecogen, Inc. ("Tecogen") and its parent company Thermo Electron Corporation for breach of contract and breach of warranty in connection with the Company's purchase of a cogeneration system installed in St. Francis Hospital by Tecogen on a "turn key" basis. The Company sought compensatory damages. Tecogen counterclaimed for the unpaid purchase price and extras in the amount of approximately $187,000 plus interest. In October 1992 St. Francis Hospital shut down the operation of the cogeneration system. In April 1993 the court excluded consequential and incidental damages and limited the Company's recoverable damages. The case was tried without jury in March 1995 in the United States District Court in Syracuse, New York, and a decision is pending. At the conclusion of trial, Plaintiffs sought actual damages in excess of $1,100,000. In July 1993 the Company commenced a separate action in United States District Court, District of New Jersey, against Tecogen, a licensed engineer who was an employee of Tecogen, and Cortese Corporation for negligence, indemnification, and professional malpractice. The New Jersey suit has been stayed pending the decision of the New York Court. The Company believes that the outcome of these lawsuits will be favorable.

As disclosed in previous filings, the Allegany Cogeneration Facility was operating and supplying electrical power to RG&E in accordance with a temporary restraining order issued by the U. S. District Court for the Western District of New York. This suit, which was filed on January 27, 1995 by the project partnership, KBA, was based upon RG&E's refusal to accept power from KBA. On November 2, 1995 the Court denied KBA's motion for a preliminary injunction, except to the extent that RG&E has agreed to purchase power from the Company at the current Public Service Commissions Service Classification no. 5 (SC5) rate of approximately 2 cents. As a result of the foregoing, on November 5, 1995, GECC, the construction lender, exercised certain rights under a Pledge Agreement dated as of June 20, 1993, through which it replaced the directors and management of the general partners of KBA, including Beta Allegany Inc., a wholly-owned subsidiary of the Company. On November 13, 1995, KBA filed a voluntary petition to reorganize the business of KBA under Chapter 11 of the Bankruptcy Code. KBA also filed an adversary proceeding against RG&E seeking enforcement of the automatic stay, specific performance, breach of contract and breach of the covenant of good faith and fair dealing. It also sought injunctive relief seeking enforcement of the power purchase agreement during the determination of the adversary proceeding. This injunctive relief was denied by the Bankruptcy Court. RG&E has counterclaimed in the adversary proceeding claiming commercial impracticability, impossibility, mutual mistake, frustration, anticipatory breach and reformation and recoupment of the agreement. It is also seeking damages against KBA as well as GECC for breaches of contract and misrepresentations. The Bankruptcy Court has approved debtor-in-possession interim financing of $10 million. The Court has set a discovery schedule and a trial date of August 20, 1996.

AGI was to operate a greenhouse which would utilize steam from the Allegany project. However, as a result of various defaults by AGI, on October 26, 1994 KBA commenced an action in New York Supreme Court, New York County, against AGI. The complaint alleges that AGI has multiple defaults, including but not limited to failure to complete the greenhouse by no later than July 31, 1994, with respect to a term bond dated August 6, 1993, which evidenced
KBA's loan to AGI. To date KBA has advanced to AGI the principal sum of approximately $4,050,000, including the Company's share of $1,944,624, with accrued interest due thereon. KBA is seeking damages in an amount not less than the principal and accrued interest due under the term note in addition to other costs and disbursements associated with this action, as well as possession of the greenhouse and the real property upon which the greenhouse is located. KBA's request for the appointment of a receiver was denied by the Court.
On December 24, 1994, AGI filed a counterclaim against KBA, asserting claims for breach of contract, tortious interference with business relations, fraud and damage to trade reputation. On September 19, 1995
KBA exercised certain rights pursuant to the greenhouse financing agreements and replaced the directors and management of AGI. AGI's new management is endeavoring to assume possession and control of the greenhouse in order to preserve the facility. These efforts are in part the subject of Ammerlaan Agro-Protecten B.V.'s ("Ammerlaan") motion for preliminary injunction, as discussed below. Management believes that KBA has meritorious claims against AGI and meritorious defenses against AGI's counterclaims and expects the outcome of this lawsuit to be favorable.
As part of the bankruptcy proceeding discussed above, the Supreme
Court action has been stayed. Ammerlaan, the contractor on the greenhouse, initiated an action in New York
Supreme Court, County of Allegany, against, inter alia, KBA and the Company seeking to foreclose on a lien in the amount of $4,352,976 which it filed against KBA, AGI, Kamine Development Corp. ("KDC"), the Company, Industrial Development Agency of Allegany County, GECC, Pooler Enterprises Inc., and Fillmore Gas Company, Inc. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. On November 3, 1995, Ammerlaan filed a motion for preliminary injunction seeking to enjoin KBA, KDC, AGI's new management, and the Company from engaging in construction activities at the greenhouse site without Ammerlaan's consent. On November 3, 1995, the court granted a temporary restraining order prohibiting the foregoing parties from engaging in such activities pending the hearing on the preliminary injunction. Management believes that KBA has meritorious claims against Ammerlaan and meritorious defenses to Ammerlaan's claims and believes the outcome of this lawsuit will be favorable. As part of the bankruptcy proceeding discussed above, the Supreme Court action has been stayed.

On November 8, 1990 SNC, Ltd. ("SNC") commenced an action in New York Supreme Court, New York County, against Besicorp, Kamine and certain of their affiliates ("Kamine/Besicorp Defendants") and Ansaldo. The complaint alleges that SNC was awarded the contracts to construct the Carthage and South Glens Falls Cogeneration Facilities by the two project partnerships developing such facilities and that the contracts were subsequently awarded to Ansaldo in breach of SNC's contract. The plaintiff is seeking an award of damages (including punitive damages) against the various defendants. On January 15, 1991, the Kamine/Besicorp Defendants answered the complaint and denied all the material allegations and asserted various affirmative defenses. On May 22, 1996, the Court granted, in part, the defendants' motion finding that SNC and the Kamine/Besicorp Defendants "neither entered into a contract for the construction of the projects nor agreed to a mobilization payment." The Court denied the motion insofar as it sought dismissal of plaintiff's other claims of: (1) breach of preliminary agreement to negotiate in good faith; (2) unjust enrichment/ quantum meruit; (3) promissory estoppel; and (4) fraud and negligent misrepresentation. The Company and the other Kamine/Besicorp Defendants are considering an appeal of this decision. The Company believes that it and the other Kamine/Besicorp Defendants have asserted meritorious defenses and that the actions will not have a material adverse impact upon the Company.

On or about May 2, 1996, certain officers, directors, employees, former employees of the Company and certain spouses and affiliates thereof, were served subpoenas by the U. S. Attorney's office for the production of documents and/or potential testimony before a United State Grand Jury in White Plains, NY. Based upon the content of the subpoenas and information contained in certain newspaper articles relating to the investigation, the Company believes that the scope of the investigation may include the circumstances surrounding contributions by certain individuals associated with the Company to the 1992 and 1994 U. S. Congressional campaigns of Maurice Hinchey and use of the companies assets in connection therewith. The Company has complied with the document request contained in the subpoena. At this time, based on the present status of the investigation, the company does not know what effect, if any, the investigation and its outcome will have on its business. However, the Company has incurred and expects to continue to incur substantial legal fees and other expenses in connection with the investigation.


Other than as discussed above, the Company is party to various legal matters in the ordinary course of business, none of which is expected to materially affect the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the shareholders through solicitation of proxies or otherwise, during the quarter ended March 31, 1996.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common stock has been traded publicly since March 6, 1981, and it has been listed since November 22, 1993 on the American Stock Exchange Emerging Company Marketplace ("AMEX ECM") under the symbol BGI.EC. Prior to that date, the Company's stock was traded in the over-the-counter market, and its market quotations were available on the NASD OTC Bulletin Board.

In May 1995 the Board of Governors of the American Stock Exchange voted to discontinue the ECM. As a result, no new companies will be listed on the ECM. However, the Exchange is allowing current ECM companies to remain listed. Although it is the Exchange's stated intention to allow sufficient time for companies to qualify for and graduate to the primary list as quickly as possible, there can be no assurance that the Company will meet the criteria for such listing in the future.

In the following table the prices represent the high and low traded prices as reported on the AMEX ECM.

Fiscal Year Ended March 31

                           High          Low
                         ----------   ----------

1995      First Quarter  6-3/4        6-3/8
          Second Quarter 8            6-5/8
          Third Quarter  7            5-3/4
          Fourth Quarter 8-3/8        6-3/8

1996      First Quarter  14-1/8       7
          Second Quarter 12           8-3/8
          Third Quarter  11-1/2       8
          Fourth Quarter 15-1/2       9-5/8


There were 2,103 shareholders of record of the Company's common stock as of March 31, 1996. The Company has never paid any cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

SELECTED FINANCIAL DATA

    STATEMENT OF
     OPERATIONS:            1996           1995           1994          1993          1992
- ---------------------    ----------     ----------     ----------    ----------    ----------

Net Revenues            $ 4,412,072    $ 6,864,198    $ 8,354,754   $18,969,980   $ 2,434,551

Net Income (Loss)        (2,478,319)      (367,077)         6,521     9,684,791    (3,278,046)
Income (Loss) Per
 Common Share (a)              (.84)          (.12)           .00          3.29         (1.72)

BALANCE SHEETS:
- ---------------------
Working
 Capital(Deficiency)    $   903,090    $ 2,872,506    $ 5,865,300   $ 4,543,937   $(3,813,875)
Total Assets              9,404,990     10,869,342     13,080,989    11,772,977     4,820,824
Long-Term Debt            3,137,912      3,485,082      3,559,786     1,654,790     1,997,522
Other Long-Term
 Liabilities              2,775,180      1,653,175      2,510,945     1,400,826       640,384
Total Liabilities         8,144,015      6,886,323      7,872,066     5,970,865     7,516,244
Shareholders' Equity
 (Deficiency) (b)         1,260,975      3,983,019      5,208,923     5,802,112    (2,695,420)
Dividends Per Common
 Share                         NONE           NONE           NONE          NONE          NONE
Dividends Per
 Preferred Share               NONE           NONE           NONE          2.03         12.00


(a) Income (loss) per common share is computed on income (loss) for each year after deducting dividends on preferred stock divided by the weighted average number of common shares and share equivalents outstanding during the year. Stock options and warrants were not used in the computations, when the effect on income per share was anti-dilutive or was not material. Conversion of preferred stock was not assumed, since the effect on income per share would be anti-dilutive.
(b) See Note 9 of the Notes to Consolidated Financial Statements regarding Common Stock transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS

The Company's net loss for Fiscal 1996 of $2,478,319 represents an increase in net loss of $2,111,242 as compared to Fiscal 1995. The increase in Fiscal 1996 is due primarily to a $1,925,813 decrease in development and management fees, a decrease of $346,876 in gross margins on the Company's product sales, an increase in the provision for income taxes of $354,500 and a $151,591 decrease in interest and other investment income, which were partially offset by a decrease in selling, general and administrative expenses of $630,459.

The Company's net loss for Fiscal 1995 of $367,077 represents a decrease in net income of $373,598 as compared to Fiscal 1994. This decrease in Fiscal 1995 is due primarily to a $2,278,098 decrease in development and management fees, a $910,696 increase in selling, general and administrative expenses, a $146,573 decrease in interest and other investment income, and a $151,249 increase in interest expense, which were partially offset by a net increase in partnership income of $3,123,446.

The Product Segment's net loss for Fiscal 1996 of $1,575,597 reflects a decrease of $117,006 in net loss compared to Fiscal 1995. This decrease was due primarily to reductions in selling, general and administrative expenses (as discussed below). While committed to finding additional areas for cost reduction, the Company is continuing its efforts in technology development, as evidenced by significant spending in the research and development category. Continued losses, reflecting the Company's ongoing investment, are anticipated in the segment until such time as the commercialization of newly-developed product lines is successfully achieved. The gross margins for this segment for Fiscal 1996, 1995, and 1994 were 12%, 18% and 18%, respectively.

The Product Segment's net loss for Fiscal 1995 of $1,692,603 reflected an increase of $434,904 in net loss compared to Fiscal 1994. This increased loss in Fiscal 1995 resulted from higher personnel costs associated with the segment's increased technology development efforts and additional sales and marketing efforts.


REVENUES

CONSOLIDATED

Consolidated revenues decreased by $2,452,126 from $6,864,198 to $4,412,072 during Fiscal 1996 as compared to Fiscal 1995, and consolidated revenues decreased by $1,490,556 from $8,354,754 to $6,864,198 during Fiscal 1995 as compared to Fiscal 1994.

PRODUCT SEGMENT

Revenues for the Company's product sales activities for the Fiscal Years 1996, 1995 and 1994 were $3,900,754, $4,551,631 and $3,758,668, respectively, representing 88%, 66% and 45% of consolidated revenues.

Sales for Fiscal 1996 decreased by $650,877 compared to Fiscal 1995, due primarily to lower sales of solar thermal products of $216,411, heat transfer products of $258,369 and solar electric (photovoltaics or "PV") products of $176,097. The decline in solar thermal product sales was the result of significantly lower export shipments of domestic hot water heating products, as well as a decline in sales of pool heating products. The solar pool heating line was adversely affected by competitive pricing pressure in addition to warmer than normal weather conditions during the first quarter of Fiscal 1996. The decline in heat transfer product sales is primarily due to reductions in sales and administrative personnel, and a concerted effort to reduce related expenses. The solar electric sales decline is mainly the result of competitive activity coupled with reduced revenue from a key solar electric customer.

Sales for Fiscal 1995 increased by $792,963 compared to Fiscal 1994, due primarily to the Company's increased sales of solar electric products of $655,136 and heat transfer products of $113,137.

Included in product sales are international sales for Fiscal 1996, 1995 and 1994 of $455,114, $548,669 and $507,623, respectively. Generally, international sales are made based upon payment in U.S. dollars via confirmed irrevocable letters of credit or by wire transfers.

Other revenues attributable to the Product Segment were $127,274, $25,795 and $17,977 for Fiscal Years 1996, 1995 and 1994, respectively. The significant increase for Fiscal 1996 in this category, which represents 3% of consolidated revenues in the current year, is due to revenue received from New York State Energy Research

Development Authority ("NYSERDA") in accordance with agreements with the Company which became effective in late Fiscal 1995.

PROJECT SEGMENT

Revenues for the Company's project development activities for the Fiscal Years 1996, 1995 and 1994 were $384,044, $2,301,586 and $4,596,086, respectively, representing 9%, 34% and 55% of consolidated revenues.

During Fiscal 1996 the Company earned $328,887 in management fees in connection with its projects. The Company received no development fees or reimbursements in excess of deferred costs during Fiscal 1996.

During Fiscal 1995 the Company received $561,291 in development fees from the Natural Dam project and recognized $400,000 of reimbursements in excess of deferred costs from the Beaver Falls project. In conjunction with the restructured financing of the Beaver Falls project, the Company's $400,000 obligation to
Ansaldo North America, Inc. (together with its affiliated companies, "Ansaldo") was repaid by the project partnership and was recorded as revenue. The Company also earned $1,293,409 in management fees during Fiscal 1995 in connection with its projects.

During Fiscal 1994 the Company received a $600,000 development fee and $352,048 of reimbursements in excess of deferred costs in conjunction with the closing of the financing of the Beaver Falls project. The Company also received a $750,000 development fee from the closing of the financing of the Allegany project. Development fees of $1,250,000 and an additional $250,000 in excess cost reimbursements were received in connection with the Natural Dam project. During Fiscal 1994 the Company earned $1,182,773 in management fees in connection with its projects.

The capital costs for any particular project vary depending on its size and the complexity of the system as well as specific contractual arrangements concerning the development of the project. It has been the Company's experience, based upon the cogeneration projects it has developed to date, that the capital costs of any particular project do not necessarily correlate to the Company's direct out-of-pocket development costs prior to obtaining construction financing nor to the anticipated level of future revenues or cash flows achieved from such projects.

Due to the nature of the Company's activities in the project development area, results of operations from year to year may fluctuate significantly. As noted above, the Company earned significant development fees during Fiscal 1995 and 1994, but none during Fiscal 1996. Development fees earned in connection with project financings are subject to negotiations with lenders and co-participants. Therefore, the Company does not recognize development fee revenue until deemed earned and payable under the applicable contract due to the significant contingencies associated with obtaining development fees from lenders to each partnership in which the Company is a partner. Prior to Fiscal 1994 the Company had received significant development fees in Fiscal 1988, 1990 and 1993 only. Due to the contingent nature of the payment of these fees, the Company can not accurately project on a year-to-year basis when such events will occur.

COSTS AND EXPENSES

COST OF PRODUCT SALES
As a percentage of revenues attributable to product sales, costs of sales in Fiscal 1996, 1995 and 1994 were 88%, 82% and 82%, respectively. The increase in the cost of sales percentage is due primarily to the plant overhead costs (labor, factory expenses and housing) associated with the solar electric manufacturing facility, which opened in December 1994. The costs associated with this facility reflect the Company's ongoing investment in the development of solar electric technology. Pricing pressures in the solar thermal market (pool heating) were also a contributing factor to lower margins. The cost of sales percentage was also impacted by the Segment's product sales mix. Solar electric products, which generate a significantly lower margin than the Company's other product lines, comprised a higher percentage of the sales of the total Segment in Fiscal 1996 as compared to Fiscal 1995. The Company believes that its continued presence in the solar electric distribution business is a platform to marketing opportunities in the solar electric value-added business, where it is anticipated that technology ventures, such as the ones with Samsonite Corporation ("Samsonite") (solar electric-powered cases) and NYSERDA (skid-mounted solar electric power systems) will generate increased sales and higher margins for this Segment in the future.

COSTS OF DEVELOPMENT AND MANAGEMENT FEES
Other than settlement of deferred costs in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

CONSOLIDATED

Consolidated selling, general and administrative expenses decreased by $630,459, or 9%, in Fiscal 1996 as compared to Fiscal 1995 and increased by $910,696, or 15%, in Fiscal 1995 as compared to Fiscal 1994.

PRODUCT SEGMENT

Selling, general and administrative expenses for the Company's Product Segment for Fiscal Years 1996, 1995 and 1994 were $2,145,820, $2,520,996 and $1,997,588, respectively, representing 33%, 36% and 32% of the consolidated totals. The decrease in Fiscal 1996 compared to Fiscal 1995 is mainly due to reductions in sales personnel, as well as reduced spending for advertising and trade shows. Administrative expenses also declined from Fiscal 1995, due primarily to reductions in legal and professional fees. The increase in Fiscal 1995 compared to Fiscal 1994 was primarily due to the costs of compensation and related expenses associated with the utilization of the Company's technology personnel in the development of solar electric products. Selling expenses in Fiscal 1995 were consistent with Fiscal 1994 expenditures.

PROJECT SEGMENT

Selling, general and administrative expenses for the Company's Project Segment for the Fiscal Years 1996, 1995 and 1994 were $4,303,177, $4,558,460 and
$4,171,172, respectively, representing 67%, 64% and 68% of the consolidated totals.

For Fiscal 1996, selling, general and administrative expenses decreased by $255,283 from Fiscal 1995, primarily due to a net decrease of $432,883 in compensation expenses as a result of deferral of costs, and a decrease of $168,000 in legal fees and other litigation expenses. These decreases were partially offset by an increase in project expenses of $236,274, including the write-off of costs previously deferred of $124,318, an increase in gross receipts taxes of $91,033, and an increase of $37,544 in depreciation expense, the result of a full year's depreciation on computer and communication systems and other capital improvements made in Fiscal 1995.

For Fiscal 1995 selling, general and administrative expenses increased by $387,288 over Fiscal 1994, primarily due to increases of $219,590 in wages and $503,265 in legal fees and other litigation expenses. Included in the $503,265 is approximately $330,000 attributable to a shareholder derivative lawsuit which costs were allocated entirely to the Project Segment. These increases were offset by a decrease in consulting fees of $113,937 and a decrease in the write-off of costs previously deferred of $281,109 from the prior year. Also recognized in the prior year was a $400,000 expense upon the recording of a liability to Ansaldo (see "Revenues - Project Segment"). Other factors contributing to the Fiscal 1995 increase were the recording of recoveries of warranty expense totaling $451,324 in Fiscal 1994.

The Company's policy concerning remuneration of its executive and development staff is to pay base salaries plus discretionary bonuses upon the completion of transactions that create revenue and/or equity interests that are expected to benefit the Company.

NON-OPERATING REVENUES AND EXPENSES

CONSOLIDATED

INTEREST AND OTHER INVESTMENT INCOME
Interest and other investment income decreased by $151,591 in Fiscal 1996 to $172,938. The decrease is due primarily to the Company's decision not to record, due to ongoing litigation, interest income on the combined loan of $2,500,000 to the Allegany project. Interest income of $172,672 was recorded in connection with this loan during Fiscal 1995. This decrease was somewhat offset by gains recognized on the sale of short-term investments during the current year.

Interest and other investment income decreased by $146,573 in Fiscal 1995 to $324,529. The Company recorded $199,747 less in capital gains and dividend income and $53,174 more in interest income. The decrease in investment income was attributable primarily to the Company's lower average balances of available investment funds. The increase in interest income was due to the movement of the Company's investments from mutual funds to money market accounts during the year.

INTEREST EXPENSE
Interest expense for Fiscal 1996 was $455,392, an increase of $15,074 over Fiscal 1995. The higher amount incurred in Fiscal 1996 was due primarily to interest expense of $70,000 on additional federal income taxes for Fiscal 1993 and 1994 (see Note 8). Also contributing to the increase were higher average interest rates incurred during the current year on both the Stewart & Stevenson, Inc. ("S&S") loan and on the mortgage on the Company's corporate headquarters. Offsetting these increases were decreases related to higher amounts incurred during Fiscal 1995 due primarily to interest expense of $117,024 on the $2,500,000 borrowed from General Electric Capital Corp. ("GECC") to repurchase certain limited partnership interests during the second quarter of Fiscal 1995 as discussed under "Liquidity and Capital Resources".

Interest expense for Fiscal 1995 was $440,318, an increase of $151,249 over the prior year. The increase was due primarily to the $2,500,000 borrowed from GECC discussed above and the increased expense associated with the $2,500,000 borrowed from S&S. The additional expense associated with this loan can be attributed to its being outstanding for the entire year and the increase in the prime rate compared to the prior year.

INCOME (LOSS) FROM PARTNERSHIPS
The Company can not reliably estimate the future operations of the cogeneration partnerships to determine the Company's share of future earnings. Cash flows to the Company from the partnerships generally exceed reportable income during the early years of operations of the cogeneration facilities.

During Fiscal 1996 the Company recorded income from partnerships of $3,445,058, a decrease of $90,250 as compared to Fiscal 1995.

During Fiscal 1995 the Company recorded income from partnerships of $7,075,803 before deducting extraordinary charges of $3,540,495, resulting in net partnership income of $3,535,308. This represents an increase of $3,123,446 as compared to Fiscal 1994. This increase is primarily due to the implementation of revised power purchase agreements and the refinancing of partnership debt, both of which became effective in Fiscal 1995. The extraordinary charges represent the write-off of the unamortized deferred financing costs of the refinanced debt.

INFLATION

The Company's operations have not been, nor in the near term are expected to be, materially affected by inflation. However, as the Company expands its operations internationally, it may become subject to risks of inflation in the foreign countries in which it operates.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 1996 the Company's working capital decreased by $1,969,416 from $2,872,506 to $903,090. During Fiscal 1995 the Company's working capital decreased by $2,992,794 from $5,865,300 to $2,872,506.

Cash of $188,075 was provided by operations in Fiscal 1996, primarily from distributions received from partnerships of $4,768,874 and proceeds from the sale of short-term investments of $725,123, partially offset by the net loss of $2,478,319 as adjusted for non-cash items, including the partnership income of $3,445,058.

During Fiscal 1996 the Company's financing activities used cash of $540,856. This decrease was due primarily to the Company's stock repurchase plan and the net repayment of borrowings of $76,016 offset by $172,669 of proceeds from the issuance of common stock.

The Company used cash of $252,271 in investing activities for the acquisition of property, plant and equipment during Fiscal 1996.

Financing for the construction of development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project in Fiscal 1993 and 1994 utilizing a portion of its $3,000,000 line of credit under the S&S loan agreement. At March 31, 1996 the Company had $2,500,000 outstanding under this line of credit, with an additional $500,000 available (See Note 4a., Notes Receivable, and Note 7d., Long-Term Debt, of the Notes to Consolidated Financial Statements). The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development expenses will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, there can be no assurance of receipt of ownership distributions from certain operating projects or of the ability to borrow in amounts and on terms acceptable to the Company, particularly given Niagara Mohawk Power Corporation's ("NIMO") uncertain financial circumstances (see Note 5, Investments in Partnerships, of the Notes to Consolidated Financial Statements).

During the second quarter of Fiscal 1995 the Company borrowed $2,500,000 from GECC to repurchase 7-1/2% interests in each of the Carthage and South Glens Falls partnerships which had been sold to Ansaldo for $1,000,000 in November 1989. This loan was repaid in the third quarter of Fiscal 1995 via an assignment of a distribution from the partnerships at the closing of the sale/leaseback transactions.

At the Company's annual shareholders' meeting in September 1993, the shareholders approved a stock repurchase plan. Under the plan the Company, at the discretion of Management, could purchase up to 300,000 shares of the Company's common stock. Since January 1994 the Company has purchased 182,500 shares of common stock for $1,288,071 under the repurchase plan and 198,616 shares for $995,709 through various private transactions and other agreements. There were no additional shares acquired subsequent to March 31, 1996 in open market transactions or under other agreements.

As disclosed under Item 3, Legal Proceedings, the Company and some of its officers and employees have been issued subpoenas by the U. S. Attorney's Office. At this time, based on the present status of the investigation, the company does not know what effect, if any, the investigation and its outcome will have on its business. However, the Company has incurred and expects to continue to incur substantial legal fees and other expenses in connection with the investigation.

On May 5, 1995 the Company's Board of Directors approved a plan to purchase, for investment purchases, certain properties adjacent to or near the Company's corporate headquarters in Kingston for an aggregate amount not to exceed $1,200,000. During Fiscal 1996 the Company purchased approximately 28 acres for approximately $98,000.

The Company is currently seeking financing for the construction of a 20,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations. This facility, estimated to cost no more than $1 Million, would replace space currently occupied under a cancelable lease.

The Company has no significant capital commitments for Fiscal 1997 other than as disclosed above.

ITEM 7. FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT


ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP
Certified Public Accountants
310 Madison Avenue
New York, New York 10017

212-808-4280



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
BESICORP GROUP INC.


                          INDEPENDENT AUDITORS' REPORT


We have audited the consolidated balance sheet of Besicorp Group Inc. and subsidiaries as at March 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended March 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Besicorp Group Inc. and subsidiaries as at March 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

The Company and an affiliated partnership are currently involved in certain litigation involving notes receivable as described in Note 4. The ultimate outcome of the litigation can not presently be determined. Accordingly, no provision for any liability that may result has been recognized in the accompanying consolidated financial statements.


/s/ Robbins, Greene, Horowitz, Lester & Co., LLP
ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP

June 26, 1996
New York, New York

                      BESICORP GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         AS AT MARCH 31, 1996 AND 1995



                                                                                     1996                 1995
                                   ASSETS                                          ---------           ----------


Current Assets:
 Cash and cash equivalents                                                        $   90,579          $   695,631
 Short-term investments                                                              761,807            1,472,276
 Trade accounts receivable (less allowance for doubtful accounts of $25,600
  in 1996 and $22,600 in 1995)                                                       540,967              724,639
 Due from affiliates                                                                  89,734              118,715
 Current portion of long-term notes receivable:
  Others (includes interest of $13,854 in 1996 and $16,165 in 1995)                   92,402               88,046
 Inventories                                                                       1,259,190            1,344,942
 Refundable income taxes                                                             187,384               67,906
 Other current assets                                                                111,950              108,417
                                                                                   ---------           ----------
  Total Current Assets                                                             3,134,013            4,620,572
                                                                                   ---------           ----------

Property, Plant and Equipment:
 Land and improvements                                                               279,910              135,000
 Buildings and improvements                                                        1,878,781            1,842,915
 Machinery and equipment                                                             917,990              816,677
 Furniture and fixtures                                                              195,441              195,441
 Construction in progress                                                             14,908                    0
                                                                                   ---------           ----------
                                                                                   3,287,030            2,990,033

  Less: accumulated depreciation and amortization                                  1,104,817              842,656
                                                                                   ---------           ----------

  Net Property, Plant and Equipment                                                2,182,213            2,147,377
                                                                                   ---------           ----------

Other Assets:
 Patents and trademarks, less accumulated amortization of $634,681 in 1996
  and $611,051 in 1995                                                                60,024               83,654
 Long-term notes receivable:
  Affiliate                                                                          555,376              560,151
  Others                                                                           2,254,061            2,327,834
 Deferred costs                                                                    1,039,421              932,705
 Other assets                                                                        179,882              197,049
                                                                                   ---------           ----------

  Total Other Assets                                                               4,088,764            4,101,393
                                                                                   ---------           ----------

  TOTAL ASSETS                                                                    $9,404,990          $10,869,342
                                                                                   ---------           ----------
                                                                                   ---------           ----------

See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         AS AT MARCH 31, 1996 AND 1995



                                                                                      1996                  1995
                    LIABILITIES AND SHAREHOLDERS' EQUITY                           ----------            ----------


Current Liabilities:
 Accounts payable and accrued expenses                                            $ 1,247,612           $ 1,359,027
 Current portion of long-term debt                                                    431,102                89,717
 Current portion of accrued reserve and warranty expense                              147,024               111,218
 Taxes other than income taxes                                                         64,753               141,474
 Income taxes payable                                                                 340,432                46,630
                                                                                   ----------            ----------

  Total Current Liabilities                                                         2,230,923             1,748,066

Investment in Partnerships                                                          2,635,875             1,312,060
Deferred Income Taxes                                                                       0               181,000
Deferred Revenue                                                                            0                26,477
Long-Term Accrued Reserve and Warranty Expense                                        139,305               133,638
Long-Term Debt                                                                      3,137,912             3,485,082
                                                                                   ----------            ----------

  Total Liabilities                                                                 8,144,015             6,886,323
                                                                                   ----------            ----------


Shareholders' Equity:
 Common stock, $.10 par value: authorized 5,000,000 shares; issued 3,233,146
  shares in 1996 and 3,223,396 shares in 1995                                         323,315               322,340
 Additional paid-in capital                                                         4,771,769             4,552,129
 Retained earnings (deficit)                                                       (1,984,367)              493,952
                                                                                   ----------            ----------

                                                                                    3,110,717             5,368,421

 Less: treasury stock at cost (321,212 shares in 1996 and 210,091 shares in
  1995)                                                                            (1,849,742)           (1,385,402)
                                                                                   ----------            ----------

  Total Shareholders' Equity                                                        1,260,975             3,983,019
                                                                                   ----------            ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 9,404,990           $10,869,342
                                                                                   ----------            ----------
                                                                                   ----------            ----------

See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994



                                                                  1996              1995              1994
                                                               ----------        ----------        ---------


Revenues:
 Product sales                                                $ 3,900,754       $ 4,551,631       $3,758,668
 Development and management fees                                  328,887         2,254,700        4,532,798
 Other                                                            182,431            57,867           63,288
                                                               ----------        ----------        ---------
  Total Revenues                                                4,412,072         6,864,198        8,354,754
                                                               ----------        ----------        ---------


Costs and Expenses:
 Cost of product sales                                          3,445,849         3,749,850        3,089,918
 Selling, general and administrative expenses                   6,448,997         7,079,456        6,168,760
                                                               ----------        ----------        ---------
  Total Costs and Expenses                                      9,894,846        10,829,306        9,258,678
                                                               ----------        ----------        ---------


Operating Loss                                                 (5,482,774)       (3,965,108)        (903,924)


Interest and Other Investment Income                              172,938           324,529          471,102
Interest Expense                                                 (455,392)         (440,318)        (289,069)
Income from Partnerships                                        3,445,058         7,075,803          411,862
Other Income                                                       49,451            31,612           88,550
                                                               ----------        ----------        ---------

Income (Loss) Before Income Taxes                              (2,270,719)        3,026,518         (221,479)

Provision (Credit) for Income Taxes                               207,600         1,056,900         (228,000)
                                                               ----------        ----------        ---------

Income (Loss) Before Extraordinary Item                        (2,478,319)        1,969,618            6,521

Extraordinary Item, Net of Income Taxes of $1,203,800 in
 1995                                                                   0        (2,336,695)               0
                                                               ----------        ----------        ---------

Net Income (Loss)                                             $(2,478,319)      $  (367,077)      $    6,521
                                                               ----------        ----------        ---------
                                                               ----------        ----------        ---------


Income (Loss) per Common Share:
 Income (loss) before extraordinary item                      $      (.84)      $       .64       $      .00
 Extraordinary item                                                   .00              (.76)             .00
                                                               ----------        ----------        ---------
Net Income (Loss) per Common Share                            $      (.84)      $      (.12)      $      .00
                                                               ----------        ----------        ---------
                                                               ----------        ----------        ---------

Weighted Average Number of Shares Outstanding                   2,938,144         3,081,742        3,192,239
                                                               ----------        ----------        ---------
                                                               ----------        ----------        ---------


See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994



                                                                  1996              1995              1994
                                                               ----------        ----------        -----------


Operating Activities:
 Net income (loss)                                            $(2,478,319)      $  (367,077)      $      6,521
 Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
  Deferred taxes including taxes allocated to capital              22,300          (166,800)           (28,000)
  Extraordinary item                                                    0         3,540,495                  0
  Amortization of discounts on notes                               (2,196)           (2,196)            (8,030)
  Realized and unrealized (gains)/losses                          (14,653)           79,227             60,310
  Depreciation and amortization                                   388,437           347,316            309,116
  Partnership income recognized                                (3,445,058)       (7,075,803)          (411,862)
  Distributions from partnerships                               4,768,874         3,462,288          1,735,968
  Stock issued for compensation                                    17,815            48,000                  0
  Debt incurred (repaid) for expenses                                   0          (400,000)           400,000
  Changes in assets and liabilities:
   Short-term investments                                         725,123                 0                  0
   Accounts and notes receivable                                  289,041            27,101          2,825,802
   Inventories                                                     85,752          (226,037)          (554,941)
   Accounts payable and accrued expenses                         (111,415)          241,081             46,469
   Taxes payable/refundable                                        97,603           441,243         (1,483,399)
   Other assets and liabilities, net                             (155,229)       (1,145,008)           201,258
                                                               ----------        ----------        -----------
 Net Cash Provided (Used) By Operating Activities                 188,075        (1,196,170)         3,099,212
                                                               ----------        ----------        -----------


Financing Activities:
 Increase in borrowings                                            41,440                 0          2,000,000
 Repayment of borrowings                                         (117,456)          (98,849)          (512,489)
 Purchase of common stock                                        (637,509)       (1,039,840)          (606,160)
 Issuance of common stock                                         172,669            12,813              6,450
                                                               ----------        ----------        -----------
 Net Cash Provided (Used) By Financing Activities                (540,856)       (1,125,876)           887,801
                                                               ----------        ----------        -----------


Investing Activities:
 Investments in partnerships                                            0          (250,372)            (3,500)
 Release of pledged certificates of deposit                             0                 0             50,000
 Purchases of short-term investments                                    0        (3,970,264)       (21,840,158)
 Proceeds from sales of short-term investments                          0         7,315,321         17,922,726
 Proceeds from sale/disposition of assets                               0                 0             41,638
 Acquisition of property, plant and equipment                    (252,271)         (430,099)          (289,507)
                                                               ----------        ------------      -----------
 Net Cash Provided (Used) By Investing Activities                (252,271)        2,664,586         (4,118,801)
                                                               ----------        ----------        -----------


Increase (Decrease) in Cash and Cash Equivalents                 (605,052)          342,540           (131,788)
Cash and Cash Equivalents Beginning                               695,631           353,091            484,879
                                                               ----------        ----------        -----------
Cash and Cash Equivalents Ending                              $    90,579       $   695,631       $    353,091
                                                               ----------        ----------        -----------
                                                               ----------        ----------        -----------

Supplemental Cash Flow Information:
 Interest paid                                                $   387,143       $   440,493       $    258,845
 Income taxes paid (received)                                      11,022          (351,232)         1,080,949

 Additions to property, plant, and equipment which were
  financed and not included above                             $    70,230       $    66,270       $     61,018

See accompanying notes to consolidated financial statements.


BESICORP GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                  Common Stock                                           Treasury Stock
              ---------------------                                  ----------------------

                                        Additional       Retained
                                          Paid-in        Earnings
               Shares       Amount        Capital        (Deficit)   Shares       At Cost         Total
              ---------     -------     -----------     -----------  -------     ----------  ---------------
Balance 3/31/
93            3,219,805    $321,980    $  4,720,934    $    854,508   18,381    $   (95,310)   $ 5,802,112
Shares
purchased                                                             85,000       (606,160)      (606,160)
Shares issued
for
fractional
shares                4
Shares issued
to employees
under
Incentive
Stock Option
Plan              2,375         238           6,482                                                  6,720
Shares
retired             (40)         (4)           (266)                                                  (270)
Net income
for the year                                                  6,521                                  6,521
              ---------     -------     -----------     -----------  -------     ----------     ----------
Balance 3/31/
94            3,222,144     322,214       4,727,150         861,029  103,381       (701,470)     5,208,923
Shares
purchased                                                            160,710     (1,039,840)    (1,039,840)
Shares issued
for
fractional
shares                2           1              (1)
Shares issued
to employees
under
Incentive
Stock Option
Plan              1,250         125           1,438                                                  1,563
Treasury
shares issued
for Incentive
Stock Options
and
compensation                               (296,658)                 (54,000)       355,908         59,250
Tax benefit
on
compensatory
stock
transactions                                120,200                                                120,200
Net loss for
the year                                                   (367,077)                              (367,077)
              ---------     -------     -----------     -----------  -------     ----------     ----------
Balance 3/31/
95            3,223,396     322,340       4,552,129         493,952  210,091     (1,385,402)     3,983,019
Shares
purchased                                                            135,366       (637,509)      (637,509)
Shares issued
to employees
under
Incentive
Stock Option
Plan              5,250         525          16,006                                                 16,531
Shares issued
for warrants      4,500         450           7,988                                                  8,438
Treasury
shares issued
for Incentive
Stock Options
and
compensation                                 (7,654)                 (24,245)       173,169        165,515
Tax benefit
on
compensatory
stock
transactions                                203,300                                                203,300
Net loss for
the year                                                 (2,478,319)                            (2,478,319)
              ---------     -------     -----------     -----------  -------     ----------     ----------
Balance 3/31/
96            3,233,146    $323,315    $  4,771,769     ($1,984,367) 321,212    $(1,849,742)   $ 1,260,975
              ---------     -------     -----------     -----------  -------     ----------     ----------
              ---------     -------     -----------     -----------  -------     ----------     ----------


See accompanying notes to consolidated financial statements.

                              BESICORP GRUOP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Besicorp Group Inc. is a fabricator, manufacturer, distributor and developer of solar and heat transfer technology products and systems and solar electric products and systems as well as an owner and developer of independent power production projects primarily through its partnership interests.

Principles of Consolidation
The consolidated financial statements include Besicorp Group Inc. and its wholly-owned subsidiaries ("the Company"). Investments in partnerships are recorded under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of accounts receivable, warranty costs, profitability on long-term contracts, as well as recoverability of long-term assets and residual values. The Company regularly assesses these estimates and, while actual results may differ from these estimates, management believes that material changes will not occur in the near term.

Reclassification
Certain items in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Inventories
Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation on such assets is computed on a straight-line basis at rates adequate to allocate the cost over their expected useful lives from 3 years to 39 years.

Patents and Trademarks
Costs of patents ($647,301 at March 31, 1996 and 1995) are capitalized and amortized on a straight-line basis over the remaining useful life of the patent of up to 17 years. Trademark costs ($47,405 at March 31, 1996 and 1995) are capitalized and amortized on a straight-line basis over the estimated useful life of 35 years.

Deferred Costs
Consists of engineering and legal fees, licenses and permits, site testing, bids and other charges, including salaries and employee expenses, incurred by the Company in developing projects. These costs are deferred until the date the project construction financing is arranged and then expensed against development fees received, or, in some cases, such costs are reimbursed periodically or at the time of closing. When in the opinion of management it is determined that a project will not be completed, the deferred costs are expensed.

Goodwill
The excess of the purchase price over the book value of a corporation acquired at March 31, 1993 of $557,898 was added to the basis of the land and buildings of such corporation based upon an independent appraisal of the property acquired and is being amortized on a straight-line basis over the asset lives of 31.5 years. The remaining book value at March 31, 1996 and 1995 was $508,193 and $524,761, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Product Warranties
Warranty expense for the Company's product sales is provided on the basis of management's estimate of the future costs to be incurred under product warranties presently in force. Under the terms of the Company's contracts for the design, construction, and operation of certain energy generating systems, the Company warrants the energy output and the operating and maintenance expenses of the projects, except that it has no warranty obligations with respect to the partnership cogeneration projects. The terms of these warranties vary according to the specifics on each project. Estimated costs are reviewed while the systems are in operation and adjustments to revenue or expense are reflected in the period in which revisions to such estimates are deemed appropriate.

Revenue Recognition
Revenues on product sales are recognized at the time of shipment of goods. Development and management fee revenues are recognized when deemed payable.

Deferred Income Taxes
Deferred income taxes are provided for the timing difference between reporting for income tax purposes and financial statement purposes (See Note 8).

Income (Loss) Per Common Share
Income (loss) per common share is computed on income (loss) for each year divided by the weighted average number of common shares and share equivalents outstanding during the year. Stock options and warrants were not used in the computations when the effect on income per share was anti-dilutive or was not material.

Research and Development
Research and development costs are expensed when incurred.

Statement of Cash Flows
For purposes of the consolidated statement of cash flows, the Company considers temporary investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments
In 1995 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that the Company's investments be designated as trading, available for sale or held-to-maturity. The Company's investments qualify as trading securities which are reported at fair value, with changes in fair value included in earnings. The unrealized loss at March 31, 1996 was $6,553, and the unrealized gain at March 31, 1995 was $6,792.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies.




NOTE 2 - INVENTORIES

Inventories consist of the following:


                       1996        1995
                    ----------  -----------



Assembly parts        $467,281     $281,545


Finished goods         791,909    1,063,397
                    ----------  -----------


                    $1,259,190   $1,344,942
                    ----------  -----------
                    ----------  -----------





NOTE 3 - DEFERRED COSTS
Deferred and reimbursable costs at March 31, 1996 and 1995 were as follows:


                          Internal Costs
                       --------------------


                                                Third Party
                        Payroll   Expenses         Costs         Total
                       ---------  ---------     ------------   ----------



Balance March 31, 1994  $104,092    $20,178          $67,716     $191,986


Additions                288,747     40,089          541,144      869,980


Expensed                 (42,237)    (2,790)          (9,365)     (54,392)


Reimbursements                 0          0          (74,869)     (74,869)
                       ---------  ---------     ------------   ----------


Balance March 31, 1995   350,602     57,477          524,626      932,705


Additions                707,872    114,120          260,239    1,082,231


Expensed                 (72,872)   (13,686)         (37,760)    (124,318)


Reimbursements          (601,672)         0         (249,525)    (851,197)
                       ---------  ---------     ------------   ----------


Balance March 31, 1996  $383,930   $157,911         $497,580   $1,039,421
                       ---------  ---------     ------------   ----------
                       ---------  ---------     ------------   ----------




Pursuant to an agreement with a partnership for development of a project in India, the Company has loaned $300,000 to the partnership during Fiscal
1995 which reimbursed one of the partners for development costs it had already incurred. The note receivable evidencing this loan is included in Deferred Costs at March 31, 1996 and 1995, and it is anticipated that it will be repaid from receipt of development capital or from proceeds of project financings.

NOTE 4 - NOTES RECEIVABLE

Long-term notes receivable consist of the following:


                                                     1996         1995
                                                  ----------   ----------



Due from affiliate (a)                              $555,376     $560,151
                                                  ----------   ----------
                                                  ----------   ----------


Due from others:


- - Greenhouse (a)                                  $1,944,624   $1,939,849


- - 9% notes receivable due from limited
partnerships, receivable in annual installments
through December, 2001 (b)                           387,985      459,866


Less current portion - net of interest               (78,548)     (71,881)
                                                  ----------   ----------


TOTAL                                             $2,254,061   $2,327,834
                                                  ----------   ----------
                                                  ----------   ----------




NOTE 4 - NOTES RECEIVABLE (CONTINUED)

(a) The Company advanced $2,500,000 of its working capital loan (see Note 7) to one of its affiliated partnerships to partially finance project costs. This advance was to be repaid by the partnership by in turn advancing funds to a greenhouse facility, an unrelated company, which was to utilize steam from the cogeneration facility. As moneys were advanced by the partnership on behalf of the Company to the greenhouse, they became obligations of the greenhouse to the Company. The loan to the greenhouse bears an interest rate of prime plus 3% until the greenhouse commences commercial operation, which was expected to occur in Fiscal 1995. Upon commencement of greenhouse operations, the loan was to bear an interest rate of 13% over the approximate 12-year term of the loan. As of March 31, 1996 the partnership had advanced $1,944,624 on behalf of the Company to the greenhouse. Accordingly, the balance due to the Company from the project partnership has been reduced to $555,376 at March 31, 1996. Interest income recorded from the partnership at an imputed interest rate of 6.37% for the year ended March 31, 1995 was $50,928 and for the year ended March 31, 1994 was $130,238. The Company decided, due to the ongoing litigation described below, not to record interest income from the partnership for the year ended March 31, 1996 and for part of the year ended March 31, 1995.

The greenhouse facility was not completed as scheduled, and the partnership initiated an action against the owner of the greenhouse facility to recover possession of the greenhouse due to various defaults by the owner under its contractual commitments, including its obligations to complete the greenhouse by July 31, 1994. The greenhouse owner has counterclaimed against the partnership asserting claims for breach of contract and other items. In addition, the contractor hired by the greenhouse owner to construct the greenhouse filed legal action against the greenhouse owner, the partnership and the Company relating to nonpayment for construction of the greenhouse. The Company believes that it has meritorious claims against the greenhouse owner and meritorious defenses against its counterclaims and believes the outcome of this litigation will be favorable. In addition, the partnership is involved in litigation with the primary purchaser of the electricity generated by the partnership's facility. Management of the Company believes that the litigation with the greenhouse contractor and the purchaser of electricity have little or no merit. The ultimate outcome of this litigation can not be presently determined. Accordingly, no provision for any liability that may result has been recognized in the accompanying consolidated financial statements.

(b) The Company contracted to design, build, and operate energy systems with limited partnerships. Under the terms of the sales agreements, the purchase price included cash down payments and long-term notes receivable. Additional interest was imputed at the rate of 2% per annum to yield an effective rate of 11% per annum on substantially all of the long-term notes receivable.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS

The Company, through separate wholly-owned subsidiaries, is a general and, in certain cases also a limited partner in partnerships which were formed to develop, own, and operate cogeneration facilities. The Company earns fees for developing and monitoring these facilities, and the partnerships generate revenues from the operation of the facilities. At March 31, 1996, five facilities were being operated. Monitoring and administrative fees earned by the Company from the partnerships were $328,887 for the year ended March 31, 1996, $1,293,409 for the year ended March 31, 1995 and $1,182,773 for the year ended March 31, 1994.

There were no development fees earned or income recognized from the excess of reimbursements over related deferred costs during Fiscal 1996. Development fees of approximately $561,000 were earned in Fiscal 1995 from one project and $400,000 of income was recognized from the excess of reimbursements over the related deferred costs in conjunction with project closings. Development fees of approximately $2,600,000 were earned in Fiscal 1994 from three projects, and $608,000 of income was recognized from the excess of reimbursements over the related deferred costs in conjunction with project closings.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS (CONTINUED)

Ownership interests in the partnerships range from 35.715% to 50.2% and are accounted for under the equity method. The partnerships are highly leveraged, with the operating assets of the partnership securing the debt. There is generally little or no initial investment in the partnerships by the Company, and the expected significant losses of the partnerships in the early years of operation are funded by the partnership's debt. Since there is no obligation for the Company to fund such losses, and since the Company is not generally obligated to pay the partnership's debt, the Company's share of losses is not generally recorded in the financial statements. Income is recognized when it exceeds cumulative losses. For the year ended March 31, 1996, there were unrealized losses of $544,499 on one of the partnerships for which income was recorded that was not included in the 1996 results. Income from partnerships recorded for the year ended March 31, 1995 exceeded prior unrecognized accumulated losses of $790,306 and income recorded for the year ended March 31, 1994 exceeded prior unrecognized accumulated losses of $286,878.

Cash distributions to the Company from the partnerships to pay franchise taxes and other cash distributions have been recorded as reductions of equity of these partnerships. In addition, the Company has funded certain of the development activities of one of the partnerships (see Note 4) and has made capital contributions and investments in three partnerships.

The investment in partnerships was comprised of the following at March 31, 1996 and 1995:


                                         1996          1995
                                      -----------   -----------



Capital contributions and investments  $2,971,813    $2,971,813


Partnership distributions             (12,781,976)   (8,013,103)





Recognized share of income (losses)     7,174,288     3,729,230
                                      -----------   -----------


                                      $(2,635,875)  $(1,312,060)
                                      -----------   -----------
                                      -----------   -----------





The financial position and results of operations for the partnerships, based on the audited financial statements, as at December 31, 1995 and 1994 and for the years then ended were as follows:


                                  December 31, 1995   December 31, 1994
                                  -----------------   -----------------



TOTAL PARTNERSHIPS:


Assets                                 $543,148,967        $528,449,747


Plant and equipment                     413,475,414         402,125,654


Secured debt                            526,879,647         491,539,590


Partners' equity (deficit)              (22,610,152)        (11,522,153)


Revenues                                114,313,019         124,924,721


Income (loss)                            (1,212,069)          8,280,365


COMPANY'S SHARE:


Partners' equity (deficit)              (10,488,957)         (5,652,684)


Income (loss)                                57,836           4,154,227





The income (loss) from partnerships, which has been recorded on the consolidated financial statements in Fiscal 1996 in the amount of $3,445,058, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where current losses of $14,054,470 including $10,667,248 attributable to the project in bankruptcy which is excluded from the above numbers, are in excess of the net investment.

Cash flows and equity interests in several of the projects have been pledged to secure debt agreements.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS (CONTINUED)

One of the partnerships, as a result of the denial of a motion for a preliminary injunction and as a result of the construction lender exercising certain rights under a pledge agreement, filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code and is seeking enforcement of the power purchase agreement (see Note 4). The amounts pertaining to this partnership were excluded from the partnerships' financial position and results of operations presented above.

In November 1993 one of the partnerships was in default under the terms of its loan agreement. Such loan was not paid on the due date and the lender, General Electric Capital Corporation ("GECC") foreclosed on the facility in August 1994. The Company's ownership interest in the partnership was transferred to the designee of the limited partner (an affiliate of GECC). There was no income or loss recorded as a result of this transaction.

In December 1994 the partnerships concluded long-term financing agreements in the form of sale/leaseback transactions with GECC for three of the partnership facilities. These transactions involved assets with a book value of approximately $164,600,000. The approximately $7,000,000 of gains on the transactions were deferred on the books of the respective partnerships and will be taken into income over the twenty- and twenty-five-year lives of the leases.

As a result of the refinancings of the facilities, the partnerships reported extraordinary charges of $7,080,989 representing the write-off of unamortized deferred financing costs of the refinanced debt. The Company's share of these extraordinary charges recognized in Fiscal 1995 was $3,540,495.

In July 1994 the Company borrowed $2,500,000 from GECC to repurchase 7-1/2% interests in each of two partnerships which had been sold to a third party for $1,000,000 in November 1989. This loan was repaid in December 1994 via an assignment of a distribution from the partnerships at the closing of the aforementioned sale/leaseback transactions. Such distribution and repayment of debt have been excluded from partnership distributions and debt repayment in the Consolidated Statement of Cash Flows.

The five operating partnerships are principally engaged in a single line of business - the production and sale of electric power to one customer, Niagara Mohawk Power Corporation ("NIMO").

The regulated investor-owned utility industry is presently subject to considerable market pressures and change in the federal and state regulatory environment in which it operates. These pressures are resulting in industry consolidation and pressure to disaggregate electric generation, transmission and distribution assets and to adjust cost structures to meet market conditions. NIMO made a filing on October 10, 1995 to the Public Service Commission of the State of New York setting forth numerous restructuring proposals, including a significant reduction on the price for power purchased from independent power producers currently under contract with NIMO. The partnerships expect many of NIMO's proposals to be strongly contested, including the significant reduction on the price for power. NIMO has also stated in such filing that its financial viability is threatened. In early 1996, NIMO suspended payments of dividends on its common stock. The outcome of the industry trends, regulatory changes, the NIMO filing and NIMO's financial viability can not presently be determined.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as at March 31, 1996 and 1995 are comprised of the following:


                                     1996         1995
                                  ----------   ----------



Trade accounts payable              $561,231     $828,167


Accrued interest expense             102,295       34,046


Accrued salaries                     246,994      197,691


Due to affiliate                      56,624       56,624


Deposits and other payables          280,468      242,499
                                  ----------   ----------


                                  $1,247,612   $1,359,027
                                  ----------   ----------
                                  ----------   ----------





NOTE 7 - LONG-TERM DEBT


Long-term debt consists of the following:              1996         1995
                                                    ----------   -----------



- - Installment loans at 0% to 14.62% maturing
through April 1999 (a)                                $139,834       $97,959


- - Mortgage loan payable in 83 monthly installments
of $1,060 plus interest (prime plus 1.5% in 1996
and 11% in 1995) through March 2002 (b, c)              76,120        88,840


- - Mortgage loan payable in 84 monthly installments
of $4,180 including interest (prime plus 1.5% in
1996 and 11% in 1995), through April 1997, when the
unpaid balance is due. (b)                             348,634       362,324


- - Second mortgage payable in 61 monthly
installments of $1,771 plus interest at prime plus
1.5% through November 1996, when the unpaid balance
is due (b, c, e).                                      331,146       352,396


- - Obligation on SunWize asset acquisition (f)          173,280       173,280


- - Working capital loan (d)                           2,500,000     2,500,000
                                                    ----------   -----------


Total                                                3,569,014     3,574,799


Less: Current maturities                               431,102        89,717
                                                    ----------   -----------


                                                    $3,137,912    $3,485,082
                                                    ----------   -----------
                                                    ----------   -----------





Long-term debt maturities at March 31, 1996, including current maturities, are as follows:






1997                 $431,102


1998                  407,508


1999                   35,513


2000                   20,371


2001                   18,720


Thereafter          2,655,800
                  -----------


                   $3,569,014
                  -----------
                  -----------





a. Collateral for the installment loans consists of automobiles, computer equipment and furniture and fixtures with a net book value of $180,845 and $130,772 at March 31, 1996 and 1995, respectively.

b. Collateralized by mortgages on land and/or buildings owned by the Company with a net book value of $1,404,301 and $1,544,101 at March 31, 1996 and 1995, respectively.

c. As a part of his guarantees of the Company's debts of $407,266 and $441,236 at March 31, 1996 and 1995, the President of the Company has a security interest in various assets, patents, and personal property owned by the Company.


d. On June 1, 1992, the Company and Kamine entered into a loan agreement with Stewart & Stevenson Services, Inc. to borrow up to $3,000,000 each for working capital. Interest on advances under the agreement are payable quarterly in arrears at the rate of 2% above prime. The loan requires payments of interest only during the initial term. Principal is to be repaid based on termination dates of operating and maintenance con-tracts on certain projects with an initial term of six years that may be extended an additional six years. Loans are secured by cash flows of certain of the partnerships in the event of default. The Company borrowed $2,500,000 under the agreement to fund development activities of one of the partnerships (see
Note 4).

e. As additional collateral for the loan, the Company was required to maintain a $50,000 certificate of deposit, which was released in 1994.

f. Obligation payable on the acquisition of SunWize assets, payable as a percentage of future gross margins of the SunWize division (see Note 14). No payments were made in 1996.

NOTE 8 - INCOME TAXES

In Fiscal 1994 the Company adopted Statement 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax benefits of tax operating loss carryforwards are recorded to the extent available, less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

The provision (credit) for taxes is comprised of the following after combining in 1995 the provision of $1,056,900 for income taxes and the $1,203,800 credit for income taxes on the extraordinary item:


                                  1996         1995         1994
                               ----------   ----------   ----------



State:


Current                           $20,033      $19,900      $28,360


Deferred                          (56,100)     (35,400)      (4,000)
                               ----------   ----------   ----------


                                  (36,067)     (15,500)      24,360
                               ----------   ----------   ----------


Federal:


Current                           165,267            0     (228,360)


Deferred                           78,400     (131,400)     (24,000)
                               ----------   ----------   ----------


                                  243,667     (131,400)    (252,360)
                               ----------   ----------   ----------


TOTAL                            $207,600    $(146,900)   $(228,000)
                               ----------   ----------   ----------
                               ----------   ----------   ----------





NOTE 8 - INCOME TAXES (CONTINUED)

As a result of the prior years' operating losses of a subsidiary, the subsidiary had a net operating loss carryforward of approximately $800,000 as at March 31, 1993, which expires between 1996 and 1999. The subsidiary was merged into the Company in 1994 so that the loss is now available to the Company. For Fiscal 1995 $287,540 of such carryforward was utilized. Approximately $277,000 of the loss carryforward will expire in Fiscal 1996. Taxable losses for Fiscal 1996 of approximately $350,000 will be carried back resulting in a refund due of approximately $120,000.

Deferred income taxes include the tax effects of timing differences between pretax accounting income and taxable income. The principal components of deferred income taxes are as follows:


                                                1996         1995         1994
                                             ----------   ----------   ----------



Tax depreciation in excess of book
  depreciation                                    $(500)    $(26,000)    $(28,000)


Equipment differences                           115,600            0            0


Deferred compensation                                 0            0       73,600


Bad debt allowance                               10,200        9,000        8,000


Inventory differences                            48,200       43,200       75,000


Unrealized loss (gain) on investments             2,600       (2,800)      24,800


Warranties and reserves                         114,700       98,000       83,000


Timing difference on interest                    28,000            0            0


Timing difference in recognition of
  partnership income                            499,400     (321,400)    (717,600)


Accrued vacation                                 16,600       19,000       13,200


Net operating loss carryforwards and credits    130,400      289,400      415,000
                                             ----------   ----------   ----------


                                                965,200      108,400      (53,000)


Valuation allowance                            (965,200)    (289,400)    (415,000)
                                             ----------   ----------   ----------


Total                                                $0    $(181,000)   $(468,000)
                                             ----------   ----------   ----------
                                             ----------   ----------   ----------





The difference between the effective rate of the provision (credit) for income taxes and the statutory rate for Federal income taxes is summarized as follows (on a combined basis for taxes on the ordinary and extraordinary items):


                                                 1996          1995          1994
                                              ----------    ----------    ----------



Statutory rate                                     (34.0)%       (34.0)%       (34.0)%


State income taxes                                    .6           2.6           7.3


Net operating loss carryforwards                                                40.9


Allocation of tax benefit to additional paid-
  in capital                                         9.0          23.4


Increase in valuation allowance                     32.9


Tax assessments                                      6.9


AMT adjustment                                                                  51.3


Prior year overaccrual reversal                                               (153.5)


Permanent timing differences                       (10.4)        (20.6)        (14.9)


Other                                                4.1
                                              ----------    ----------    ----------


Total                                                9.1%        (28.6)%      (102.9)%
                                              ----------    ----------    ----------
                                              ----------    ----------    ----------





The provision for taxes for Fiscal 1996 includes additional tax provisions of $156,292 pertaining to Fiscal 1994 and 1993, the result of Internal Revenue Service examinations covering these periods.

During Fiscal 1994 the Company recognized tax benefits of $340,000 from the reversal of prior year accruals no longer considered necessary.

The Company recognized certain federal and state tax benefits resulting from the sale of stock purchased via exercise of certain incentive stock options and the sale by employees of stock issued pursuant to certain restrictions prior to the lapse of the restrictions. The tax benefits received, amounting to $203,300 and $120,200 for the years ended March 31, 1996 and 1995, respectively, have been credited to additional paid-in capital. Benefits in prior years were not significant.

Permanent timing differences result mainly from non-taxable interest and non-deductible goodwill amortization, meals and officers' life insurance.

The Company is using the equity method in recognizing partnership income and losses for book purposes and, therefore, had not recognized losses when they exceeded the investment in the partnership. Accumulated unrealized partnership losses of approximately $14,600,600 had been incurred at March 31, 1996 for financial statement purposes and approximately $19,888,000 for tax purposes.

NOTE 9 - COMMON STOCK

A. Outstanding warrants as of March 31, 1996, to purchase shares of common stock are as follows:


Number of Shares       Price        Expiration Date
- -----------------------------------------------------



     25,000      1.875             November 6, 2000


     20,000      1.00              March 3, 1997
- -----------------


     45,000
- -----------------
- -----------------





At March 31, 1996 all outstanding warrants are exercisable at any time before the expiration date.

B. On January 16, 1981, the Board of Directors adopted a Restricted Stock Plan (the "Restricted Plan"), whereby the Board could offer and sell up to 100,000 shares of the Company's common stock on a restricted basis to directors and selected key employees, at any price determined by the Board which was not less than the aggregate par value of the shares sold. Shares granted to directors and selected key employees under the Restricted Plan were subject to substantial restrictions and risks of forfeiture as set forth in purchase agreements entered into pursuant to the Restricted Plan.

On March 12, 1982, the Board of Directors amended the Restricted Plan and approved an Incentive Stock Option Plan ("Plan") to allow for the issuance of up to 100,000 shares (less 27,750 shares that were issued to persons pursuant to the Restricted Plan). During January, 1983, the Board of Directors amended the Plan to allow for the issuance of up to 175,000 options for the purchase of its common stock. On November 13, 1984, an additional amendment by the Board of Directors allowed for the issuance of up to 205,000 options. As of January 4, 1988, the Board of Directors further amended the Plan increasing the number of options to 245,000. On December 15, 1988, the Board of Directors again amended the Plan to 295,000 shares. On January 25, 1991, the Board of Directors amended the Plan to 345,000 shares. On April 5, 1984, the Company registered its Plan with the Securities and Exchange Commission. The Plan expired on March 12, 1992.

Pursuant to the above, the Company has granted and has outstanding to its employees and officers, the following options as at March 31, 1996:


Date of Grant       Number of Shares    Exercise Price
- --------------------------------------------------------



May 13, 1986               1,000           1.25


August 3, 1987             1,800           3.50


April 26, 1988             7,000           5.00


August 8, 1988             2,500           6.25


January 26, 1989           8,000           6.90


August 17, 1989            2,000           7.50


February 1, 1990           6,000           5.90


November 6, 1990          12,000           1.875
                    ------------------


TOTAL STOCK OPTIONS       40,300
                    ------------------
                    ------------------





C. During Fiscal 1996, 1995 and 1994, 6,450, 7,250 and 2,375 shares were purchased and issued for $20,731, $12,813 and $6,720, respectively, under the above Plan. Of the 6,450 and 7,250 shares purchased during Fiscal 1996 and 1995, 1,200 and 6,000, respectively, were issued from treasury shares and subsequently repurchased by the Company. At March 31, 1996, options to purchase 40,300 shares were exercisable.

D. In August 1992 the Company entered into restricted stock agreements with certain employees to provide incentive to continue in the employ of the Company. Shares granted under the agreement have transfer restrictions to the extent of one-third of the award shares on the third anniversary, an additional one-third on the fourth anniversary and the remaining one-third on the fifth anniversary of the agreement. During the restriction period, the Company has the right to purchase from the grantee all of the award shares at the original grant value, which increases 10% a year, upon termination of employment of the grantee. In addition, during the restriction period the award shares may not be sold, assigned, pledged, or otherwise transferred. Pursuant to the agreements, 545,000 shares were granted during the year ended March 31, 1993. At March 31, 1996, 370,000 shares are still subject to the restrictions including 100,000 shares which are the subject of ongoing litigation.

E. In December 1992 the Board of Directors approved the adoption of the 1993 Incentive Plan ("1993 Plan") to provide for up to 1,000,000 shares of common stock to be available for grant under options to employees. The options would be in the form of statutory stock options, non-statutory stock options, stock appreciation rights, or dividend payments at the discretion of the option committee. The
1993 Plan
was approved by the shareholders, effective on January 1, 1993 and expires on December 31, 2002.

In December 1995 the Company gave certain employees the option to take restricted stock grants in lieu of cash bonuses. The stock was valued at $7 per share, has a five-year restriction against transfer and will be held in escrow during the restriction period. Upon termination of employment during the restriction period, all option shares would be forfeited and the Company would purchase the shares at $7.00 per share plus a rate of return based on the prime rate. The Company may wave the forfeiture provision within 30 days of termination. Treasury shares were issued to cover the 2,545 restricted shares granted.

In January 1996 the Company granted non-statutory restricted options to two officers under the 1993 Plan to purchase 20,500 shares of the Company's common stock at $7 per share until December 31, 1996. The options were subsequently exercised. Option shares are subject to transfer restrictions and forfeiture provisions which lapse on the fifth anniversary of the grant. Upon termination of employment during the restriction period, all option shares shall be forfeited and the Company shall purchase the shares at $7 per share plus a rate of return based on the prime rate. The Company may waive the forfeiture provision within 30 days of termination.

In February 1996 the Company granted non-statutory options to officers and employees under the 1993 Plan to purchase 61,500 shares of the Company's common stock at $3 per share. The options vest as to 20% of the grant shares in each of the sixth through the tenth years after the date of grant.

F. At the Company's annual shareholders' meeting in September 1993, the shareholders approved a stock repurchase plan. Under the plan the Company, at the discretion of Management, could purchase up to 300,000 shares of its common stock. Since January 1994 the Company has purchased 182,500 shares of common stock for $1,288,071 under the repurchase plan and 198,616 shares for $995,709 through various private transactions and other agreements.

G. The Company had an option to purchase 62,500 shares owned by its partnership co-developer for $1 per share that was due to expire December 31, 1995. Such option was exercised by the Company in May 1995 at which time the 62,500 shares were purchased for cash and included in treasury stock.

NOTE 10 - PREFERRED STOCK

The Company has authorized 7,500,000 shares of $1 par value preferred stock. At March 31, 1996 there were no shares issued and outstanding.

NOTE 11 - RELATED PARTIES

Amounts due from affiliates at March 31, 1996 and 1995 relate principally to receivables from the project partnerships for management fees of $73,132 and $108,499, respectively. Also included is $16,602 in 1996 and $10,217 in 1995 from companies owned by the President of the Company which provide certain services to the Company for airport usage and plane services totaling $64,828, $74,914 and $58,657 for the years ended March 31, 1996, 1995 and 1994, respectively. During Fiscal 1994 the Company purchased an airplane from one of these companies for $57,290.

NOTE 12 - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                                          Year Ended
                                          ------------------------------------------


                                             1996         1995         1994
                                          ----------   ----------   ----------



Advertising costs                            $76,972     $129,111     $133,075


Research and development expenses(1)         426,239      480,459      119,144


Warranty expense (income)                    176,117      178,943     (348,590) (2)


Amortization of patents and trademarks        23,630       43,955       44,475


Maintenance and repairs                       71,684      110,786            *


Taxes other than payroll and income taxes    620,175      510,044      475,896





(1) Since Fiscal 1994 the Company has expanded its efforts in technology development, particularly solar electric products. Expenditures for research and development for the last three years were $426,239 in Fiscal 1996, $480,459 in Fiscal 1995 and $119,144 in Fiscal 1994. Personnel expenses comprising the largest portion of these amounts, were $324,662 in Fiscal 1996, $431,002 in Fiscal 1995 and $111,392 in Fiscal 1994. Of the total amounts, expenses attributable to the Company's agreements with the New York State Energy Research and Development Authority were $229,658 in Fiscal 1996 and $115,883 in Fiscal 1995.
(2) Represents net amount after reversal of $451,324 of prior year reserves no longer required.

* Less than 1% of sales (revenues)

NOTE 13 - LEGAL PROCEEDINGS

The St. Francis Hospital cogeneration facility was shut down by the management of the hospital. The Company had initiated a lawsuit against the third-party turn-key operator, Tecogen, Inc., for failing to complete its obligations under the contract prior to this action by the hospital. The Company is currently seeking to recover its entire investment as well as other damages and, based upon the opinion of counsel, management of the Company believes that the outcome of the litigation should be favorable. However, given the potentially protracted nature of the litigation, the Company made provision for the write-off of the book value of the asset at March 31, 1992, resulting in "other expense" of $1,102,611 and in Fiscal 1993 provided an additional $200,000 to cover the cost of removal of the system from the facility pending the outcome of the litigation.

In March 1993 a
shareholder derivative suit was filed against the Company and the Company's directors which alleges, among other charges, that the directors acted improperly in issuing Company shares to themselves for little or no consideration. The plaintiff is seeking award of damages to the Company, including punitive damages and interest, an accounting and the return of assets to the Company, the appointment of independent members to the Board of Directors, the cancellation of allegedley improperly granted shares, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants denied the allegations of the complaint. The Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. After an extensive investigation of the allegations made in the complaint, the SLC issued a resolution dated March 28, 1995 finding that the continued prosecution of the derivative action was not in the best interest of the Company. By further resolution dated April 27, 1995, the SLC instructed the Company's outside counsel to take the necessary steps in court to seek to have the action dismissed. Pursuant to a resolution of the SLC, on May 18, 1995, a motion to dismiss the action based on the recommendation of the SLC was filed with the Court and is being held in abeyance by the court pending the completion of limited discovery. Management is of the opinion that meritorious defenses to the suit have been asserted and that the outcome of the action will have no material adverse impact on the Company.

On or about May 2, 1996, certain officers, directors, employees, former employees of the Company and certain spouses and affiliates thereof were served subpoenas by the U.S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, NY. Based upon the content of the subpoenas and the information contained in certain newspaper articles relating to the investigation, the Company believes that the scope of the investigation may include the circumstances surrounding contributions by certain individuals associated with the Company to the 1992 and 1994 U.S. Congressional campaigns of Maurice Hinchey and use of the Company's assets in connection therewith. The Company has complied with a document request contained in the subpoena. At this time, based on the present status of the investigation, the Company does not know what effect, if any, the investigation and its outcome will have on its business. However, the Company has incurred and expects to continue to incur substantial legal fees and other expenses in connection with the investigation.

NOTE 14 - ACQUISITIONS

The Company had entered into an agreement to acquire an Illinois corporation, SunWize Energy Systems, Inc. ("SW Illinois") which was to have been effective October 1, 1992. The agreement was restructured as an asset purchase, effective October 1, 1992, and finalized in 1995. The purchase price of the assets, which include distribution rights and the employment agreement of the president of SW Illinois, $315,000, represents $200,000 payable as a percentage of future gross margins of the SunWize division and $115,000 of liabilities that were assumed, of which $95,000 has been paid at March 31, 1995. Included in other assets at March 31, 1996 and 1995 is $45,000 and $122,143, respectively, representing the unamortized value of the acquired assets. Consideration under the new employment agreement included the granting of 48,000 shares of the Company's common stock. Such shares were issued from shares held in treasury upon completion of all the negotiations and signing of the restructured SW Illinois agreement during 1995. Transfer restrictions were in place on certain of these shares which were valued at $1 per share, the value of the shares at the time of the original agreement. In January 1995 all of the 48,000 shares were repurchased by the Company at the then market value of $312,000 and returned to treasury shares.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

At March 31, 1996, the Company has no significant minimum annual rental commitments under non-cancelable operating leases for equipment and office space. The Company has two leases for office and warehouse space. One lease calls for monthly rental of $2,250 for years 1 and 2, $2,375 for year 3, $2,500 for year 4, and $2,625 for year 5. The lease can be canceled on 30 days' notice and extends through June 30, 1999. The second lease originally was for ten years at $150,000 per year commencing December 15, 1994, with the Company having the annual right to terminate the lease during the first seven years of the lease term. Effective September 1, 1995 this lease was renegotiated based upon a reduction of rented space from 25,000 square feet to 17,000 square feet. The term of this lease was for an initial period of six months, commencing on October 1, 1995 and ending on March 31, 1996. The term automatically renews for successive periods of six months each. After December 31, 1996, either party may terminate the lease at any time by giving the other party at least ninety days notice in writing. The annual rent from September 1, 1995 forward is $102,000, which will be adjusted in future periods based on the Consumer Price Index. Rent expense on all operating leases for the years ended March 31, 1996, 1995 and 1994 was $177,161, $96,967 and $51,135, respectively.

The Company has a long-term deferred compensation plan, pursuant to which incentive compensation was provided to certain key employees based on the future operating performance of certain projects. Awards under the plan at March 31, 1993 aggregated $404,625. During the year ended March 31, 1994 early payout was made to three of the five individuals under the plan, whereby they received $141,075 in cash and released the Company from $78,925 in payments for the prepayment of the future amounts due. Payments of one award of $45,000 was pending settlement of a dispute with the individual at March 31, 1994 and was settled in 1995 for $28,000. The balance of the awards of $139,625 is to be paid contingent upon applicable project cash flows, if any, payable over a four-year period commencing with December 31 following the start of commercial operations of the respective project. Payments of $16,602 were made in 1994, $41,207 in 1995 and $68,691 in 1996.

NOTE 16 - SEGMENTS OF BUSINESS

The Company is a fabricator, manufacturer, distributor and developer of proprietary and non-proprietary solar and heat transfer technology products and systems and solar electric products and systems ("Product Segment") as well as an owner and developer of independent power production projects ("Project Segment") through its partnership interests. These projects primarily involve gas-fired cogeneration. The Company's export product sales, principally to Europe and the Pacific Rim, for the years ended March 31, 1996, 1995 and 1994 were $455,114, $548,669 and $507,623, respectively. A summary of industry segment information for the years ended March 31, 1996, 1995, and 1994 is as follows:


            1996              Project Segment   Product Segment   Eliminations     Total
- ---------------------------------------------   ---------------   ------------   ----------



Net revenues                         $384,044        $4,028,028                  $4,412,072


Net loss                             (902,722)       (1,575,597)                 (2,478,319)


Identifiable assets                29,131,974         3,563,959    (23,290,943)   9,404,990


Capital expenditures                  262,950            59,551                     322,501


Depreciation and amortization         276,271           112,166                     388,437






            1995
- ------------------------------



Net revenues                     $2,301,586   $4,562,612                 $6,864,198


Net income (loss)                 1,325,526   (1,692,603)                  (367,077)


Identifiable assets              25,640,671    3,556,545   (18,327,874)  10,869,342


Capital expenditures                341,704      154,665                    496,369


Depreciation and amortization       238,727      108,589                    347,316






            1994
- ------------------------------



Net revenues                     $4,596,086   $3,758,668                 $8,354,754


Net income (loss)                 1,264,220   (1,257,699)                     6,521


Identifiable assets              23,265,358    2,343,361   (12,527,730)  13,080,989


Capital expenditures                296,836       53,689                    350,525


Depreciation and amortization       222,879       86,237                    309,116





ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The Proxy Statement for the Annual Meeting of Shareholders to be held September 25, 1996 (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB, will provide the information required under Part III (Items 9, 10, 11 and 12).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item

(a.)(1.) Exhibit No.

3-A Restated Certificate of Incorporation of the Registrant (filed as Exhibit 20-A of the Company's Form 10-Q for the quarter ended November 30, 1982 and incorporated herein by reference), as amended by Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 29, 1988, Certificate of Change of the Certificate of Incorporation of the Registrant dated March 8, 1991, Certificate of
Amendment of the Certificate of Incorporation of the Registrant dated March 8, 1991, Certificate of Amendment of the Certificate of Incorporation of the Registrant dated April 12, 1991, and Certificate of Change of the Certificate of Incorporation of the Registrant dated July 1, 1991 (filed as Exhibits 3(a)(2) through (6), respectively, of the Company's Form 10-QSB for the quarter ended September 30, 1994 and also incorporated herein by reference).

10-A BBI Power L.P. Second Amended and Restated Limited Partnership Agreement among Besicorp International Power Corp., Chesapeake Power Investments Co. Inc., Beta International Power Corp., and Chesapeake Power Transport, Inc. dated as of January 31, 1996

21-A Subsidiaries of the Company

23-B Consent of Robbins, Greene, Horowitz, Lester & Co., LLP

27 Financial Data Schedule

99-A* Audited financial statements of Kamine/Besicorp Carthage L.P. for the years ended December 31, 1995 and 1994

99-B* Audited financial statements of Kamine/Besicorp South Glens Falls L.P. for the years ended December 31, 1995 and 1994

99-C Audited financial statements of Kamine/Besicorp GlenCarthage Partnership for the years ended December 31, 1995 and 1994

99-D* Audited financial statements of Kamine/Besicorp Natural Dam L.P. for the years ended December 31, 1995 and 1994

99-E* Audited financial statements of Kamine/Besicorp Syracuse L.P. for the years ended December 31, 1995 and 1994

99-F* Audited financial statements of Kamine/Besicorp Beaver Falls L.P. for the years ended December 31, 1995 and 1994


(b.) There were no reports filed on Form 8-K for the quarter ended March 31, 1996.

* Certain Confidential Material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The space where information has been omitted has been marked as follows:
(INFORMATION DELETED - SUBJECT OF A CONFIDENTIALITY REQUEST)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESICORP GROUP INC., Registrant


By: /s/ Michael F. Zinn Date: July 12, 1996
name: Michael F. Zinn
title: President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures               Title                                Date

/s/ Michael F. Zinn      President, Chairman, Director      July 12, 1996
Michael F. Zinn          (principal executive officer)

_______________________  Director                           ___________
Steven I. Eisenberg


/s/ Gerald A. Habib      Director                           July 12, 1996
Gerald A. Habib


________________________ Director                           ___________
Harold Harris


/s/ Richard E. Rosen     Director                           July 12, 1996
Richard E. Rosen

/s/ Michael J. Daley     Vice President, Chief Financial    July 12, 1996
Michael J. Daley         Officer (principal financial
                         and accounting officer)



SUPPLEMENTAL INFORMATION

Subsequent to the filing of the report on this form, the Registrant shall provide annual report and proxy material to security holders and the Registrant shall furnish copies of such material to the commission at that time.


EXHIBIT INDEX


Exhibit No. Page No.


3.-A. Restated Certificate of Incorporation of the Registrant (filed as Exhibit 20-A of the Company's Form 10-Q for the quarter ended November 30,

1982 and incorporated herein by reference), as amended by Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 29, 1988, Certificate of Change of the Certificate of Incorporation of the Registrant dated March 8, 1991, Certificate of Amendment of the Certificate of Incorporation of the Registrant dated March 8, 1991, Certificate of Amendment of the Certificate of Incorporation of the Registrant dated April 12, 1991, and Certificate of Change of the Certificate of Incorporation of the Registrant dated July 1, 1991 (filed as Exhibits 3(a)(2) through (6), respectively, of the Company's Form 10-QSB for the quarter ended September 30, 1994 and also incorporated herein by reference).

10-A BBI Power L.P. Second Amended and Restated Limited Partnership Agreement among Besicorp International Power Corp., Chesapeake Power Investments Co. Inc., Beta International Power Corp., and Chesapeake Power Transport, Inc. dated as of January 31, 1996
21-A Subsidiaries of the Company
23-B Consent of Robbins, Greene, Horowitz, Lester & Co., LLP

27 Financial Data Schedule
99-A* Audited financial statements of Kamine/Besicorp Carthage L.P. for the years ended December 31, 1995 and 1994

99-B* Audited financial statements of Kamine/Besicorp South Glens Falls L.P. for the years ended December 31, 1995 and 1994

99-C Audited financial statements of Kamine/Besicorp GlenCarthage Partnership for the years ended December 31, 1995 and 1994

99-D* Audited financial statements of Kamine/Besicorp Natural Dam L.P. for the years ended December 31, 1995 and 1994

99-E* Audited financial statements of Kamine/Besicorp Syracuse L.P. for the years ended December 31, 1995 and 1994

99-F* Audited financial statements of Kamine/Besicorp Beaver Falls L.P. for the years ended December 31, 1995 and 1994
* Certain Confidential Material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The space where information has been omitted has been marked as follows:
(INFORMATION DELETED - SUBJECT OF A CONFIDENTIALITY REQUEST)