Form 10KSB/A
period 1996-03-31
BESICORP GROUP INC
filed 1996-08-06
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-KSB/A No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1996
Commission file number 0-9964

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

Yes __X__ No____

Common stock outstanding as of July 18, 1996
2,914,648

Transitional Small Business Disclosure Format
Yes______ No ___X___

The undersigned Registrant hereby amends Item 7, Note No. 9E, first paragraph, of its Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended:

E. In December 1992 the Board of Directors approved the adoption of the 1993 Incentive Plan to provide for up to 1,000,000 shares of common stock to be available for issuance to officers, directors, employees and consultants. Awards may be in the form of statutory stock options, non-statutory stock options, stock appreciation rights, dividend payment rights or options to purchase restricted stock at the discretion of the Compensation Committee. The 1993 Incentive Plan was approved by the shareholders, effective on January 1, 1993 and expires on December 31, 2002. On January 15, 1996 the plan was amended and restated by the Board of Directors, effective

January 1, 1996 (the Amended and Restated 1993 Incentive Plan (the "1993 Plan")), to meet the requirements of Exchange Act rule 16b-3 so that transactions effected pursuant to the 1993 Plan qualify for exemption from
Section 16(b) of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Besicorp Group Inc., Registrant

Date: August 6, 1996              /s/ Michael F. Zinn
                                  Michael F. Zinn
                                  President (principal executive officer)

Date: August 6, 1996              /s/ Michael J. Daley
                                  Michael J. Daley
                                  Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)