Form 10QSB
period 1996-06-30
BESICORP GROUP INC
filed 1996-08-14
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549




Form 10-QSB




QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996
Commission file number 0-9964







BESICORP GROUP INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)






New York 14-1588329
__________________________________________________________________
(State or other jurisdiction of (Internal Revenue Service incorporation or organization) Employer Identification No.)







1151 Flatbush Road, Kingston, New York 12401
_________________________________________________________________
(Address of principal executive office) (Zip Code)





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

Common stock outstanding as of August 9, 1996 2,914,648

Transitional Small Business
Disclosure Format Yes______ No ___X___

PART 1 - FINANCIAL INFORMATION




Item 1 - FINANCIAL STATEMENTS

                      BESICORP GROUP INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)





                                                              June 30, 1996    March 31, 1996
                                                              -------------    ---------------

ASSETS

Current Assets:
 Cash and cash equivalents                                   $      130,015   $         90,579
 Short-term investments                                           1,001,166            761,807
 Trade accounts and notes receivable (less allowance for
   doubtful accounts of $25,600)                                    936,632            540,967
 Due from affiliates                                                126,160             89,734
 Current portion of long-term trade notes receivable:
 Others (includes interest of $13,560 and $13,854,
     respectively)                                                   93,637             92,402
 Inventories                                                      1,257,262          1,259,190
 Refundable income taxes                                            186,384            187,384
 Other current assets                                               159,972            111,950
                                                              -------------    ---------------

     Total Current Assets                                         3,891,228          3,134,013
                                                              -------------    ---------------



Property, Plant and Equipment:
 Land and improvements                                              279,910            279,910
 Buildings and improvements                                       1,878,781          1,878,781
 Machinery and equipment                                            917,990            917,990
 Furniture and fixtures                                             195,441            195,441
 Construction in progress                                            17,570             14,908
                                                              -------------    ---------------
                                                                  3,289,692          3,287,030

 Less: Accumulated depreciation and amortization                  1,177,254          1,104,817
                                                              -------------    ---------------

   Net Property, Plant and Equipment                              2,112,438          2,182,213
                                                              -------------    ---------------

Other Assets:
 Patents and trademarks, less accumulated amortization of
   $639,326 and $634,681, respectively                               59,385             60,024

 Long-term notes receivable:
   Affiliates                                                       555,376            555,376
   Others                                                         2,236,089          2,254,061
 Deferred costs                                                   1,116,906          1,039,421
 Other assets                                                       172,202            179,882
                                                              -------------    ---------------

     Total Other Assets                                           4,139,958          4,088,764
                                                              -------------    ---------------

     TOTAL ASSETS                                            $   10,143,624   $      9,404,990
                                                              -------------    ---------------
                                                              -------------    ---------------






See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)





                                                              June 30, 1996     March 31, 1996
                                                              -------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                       $    1,735,370    $     1,247,612
 Current portion of long-term debt                                  425,727            431,102
 Current portion of accrued reserve and warranty expense            157,948            147,024
 Taxes other than income taxes                                       58,870             64,753
 Income taxes payable                                               127,710            340,432
                                                              -------------     --------------

     Total Current Liabilities                                    2,505,625          2,230,923

Investment in Partnerships                                        2,704,923          2,635,875
Long-Term Accrued Reserve and Warranty Expense                      151,120            139,305
Long-Term Debt                                                    3,110,773          3,137,912
                                                              -------------     --------------

     Total Liabilities                                            8,472,441          8,144,015
                                                              -------------     --------------



Shareholders' Equity:
 Common stock, $0.10 par value: authorized 5,000,000
   shares; issued 3,234,946 and 3,233,146 shares,
   respectively                                                     323,495            323,315
 Additional paid in capital                                       4,771,848          4,771,769
 Retained earnings                                               (1,580,458)        (1,984,367)
                                                              -------------     --------------
                                                                  3,514,885          3,110,717

 Less: Treasury stock at cost (320,298 shares and 321,212
   shares, respectively)                                         (1,843,702)        (1,849,742)
                                                            ---------------   ----------------

     Total Shareholders' Equity                                   1,671,183          1,260,975
                                                              -------------     --------------


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   10,143,624    $     9,404,990
                                                              -------------     --------------
                                                              -------------     --------------







See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)





                                                                Three months ended June 30,
                                                  ---------------------------------------------------------

                                                              1996                           1995
                                                  -----------------------------          --------------

Revenues:
 Product sales                                             $         1,368,242             $ 1,352,328
 Development and management fees                                       146,033                  68,247
 Other                                                                  91,379                  35,597
                                                             ------------------              ----------

     Total Revenues                                                  1,605,654               1,456,172
                                                             ------------------              ----------

Costs and Expenses:
 Cost of product sales                                               1,164,979               1,095,793
 Selling, general and administrative expenses                        1,868,058               1,348,116
                                                             ------------------              ----------

     Total Costs and Expenses                                        3,033,037               2,443,909
                                                             ------------------              ----------


Operating Loss                                                      (1,427,383 )              (987,737 )


Income from Partnerships                                             2,004,491                 982,394
Interest and Other Investment Income                                    31,681                  44,801
Interest Expense                                                       (90,412 )               (92,991 )
Other Income                                                             5,532                   8,778
                                                             ------------------              ----------

Income (Loss) Before Income Taxes                                      523,909                 (44,755 )


Provision for Income Taxes                                             120,000                     366
                                                             ------------------              --------------

Net Income (Loss)                                          $           403,909             $   (45,121 )
                                                             ----------------------          --------------
                                                             ----------------------          --------------


Income (Loss) per Common Share                             $               .14             $      (.02 )
                                                             ----------------------          --------------
                                                             ----------------------          --------------


Weighted Average Number of Shares Outstanding
(in Thousands)                                                           2,912                   2,989
                                                             ------------------              ----------
                                                             ------------------              ----------



Dividends per Common Share                                                NONE                    NONE
                                                             ------------------              ----------
                                                             ------------------              ----------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)





                                                                 Three months ended June 30,
                                                         --------------------------------------------

                                                                     1996                   1995
                                                         ----------------------------- --------------


Operating Activities:
 Net income (loss)                                              $        403,909         $  (45,121)
 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Amortization of discounts on notes                                       (549)              (549)
   Depreciation and amortization                                          96,365             98,134
   Realized and unrealized (gains) losses                                  5,064            (19,075)
   Partnership income recognized                                      (2,004,491)          (982,394)
   Distributions from partnerships                                     2,076,038          1,153,346
   Changes in assets and liabilities:
     Short-term investments                                             (244,423)             2,793
     Accounts and notes receivable                                      (397,602)            46,748
     Inventory                                                             1,928            130,468
     Accounts payable and accrued expenses                               487,759           (323,165)
     Taxes payable                                                      (217,604)          (140,656)
     Other assets and liabilities, net                                  (135,582)           (62,160)
                                                                 ---------------------    -----------

 Net cash provided (used) by operating activities                         70,812           (141,631)
                                                                 ---------------------    -----------

Financing Activities:
 Increase in borrowings                                                        0             68,940
 Repayment of borrowings                                                 (32,514)           (25,361)
 Purchase of common stock                                                 (1,250)           (94,681)
 Issuance of common stock                                                  7,549             14,531
                                                                 ---------------          ---------
 Net cash used by financing activities                                   (26,215)           (36,571)
                                                                 ---------------          ---------

Investing Activities:
 Capital contributions to partnerships                                    (2,500)                 0
 Acquisition of property, plant and equipment                             (2,661)          (100,293)
                                                                 ---------------------    -----------
 Net cash used by investing activities                                    (5,161)          (100,293)
                                                                 ---------------          ---------

Increase (Decrease) in Cash                                               39,436           (278,495)
Cash - Beginning                                                          90,579            695,631
                                                                 ---------------          ---------
Cash - Ending                                                   $        130,015         $  417,136
                                                                 ---------------          ---------
                                                                 ---------------          ---------

Supplemental Cash Flow Information:
 Interest paid                                                  $         96,289         $   91,625
 Income taxes paid                                                       331,721              1,079

Additions to Property, Plant and Equipment Which Were
 Financed and Not Included Above                                $              0         $   19,700





See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, and March 31, 1996; the results of operations for the three-month periods ended June 30, 1996, and 1995; and the statement of cash flows for the corresponding three-month periods. Certain items in the Fiscal 1996 financial statements have been restated to conform with the Fiscal 1997 presentation.

B. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year.

C. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at June 30, 1996 and March 31, 1996, consist of:



                                          June 30, 1996    March 31, 1996
                                          -------------    ---------------

Assembly parts                           $      500,632   $        467,281
Finished goods                                  756,630            791,909
                                          -------------    ---------------
                                         $    1,257,262   $      1,259,190
                                          -------------    ---------------
                                          -------------    ---------------



D. Deferred Costs
Deferred costs and reimbursable costs at June 30, 1996 and March 31, 1996 were as follows:


                                Internal Costs          Third
                              -------------------    -----------
                              Payroll    Expenses    Party Costs       Total
                              -------    --------    -----------     ---------


Balance March 31, 1996       $383,930   $ 157,911   $    497,580    $1,039,421
Additions                      98,935      21,051         32,499       152,485
Expensed                            0           0              0             0
Reimbursements                      0           0        (75,000)      (75,000)
                              -------    --------    -----------     ---------
Balance June 30, 1996        $482,865   $ 178,962   $    455,079    $1,116,906
                           ---------- ----------- --------------  ------------
                           ---------- ----------- --------------  ------------


E. Investments in Partnerships
At June 30, 1996 and March 31, 1996 the balance of recorded investment was comprised of the following:



                                          June 30, 1996     March 31, 1996
                                          -------------     --------------


Capital contributions and investments    $    2,974,313    $     2,971,813
Partnership distributions                   (14,858,014)       (12,781,976)
Recognized share of income (losses)           9,178,779          7,174,288
                                          -------------     --------------
                                         $   (2,704,923)   $    (2,635,875)
                                          -------------     --------------
                                          -------------     --------------

The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at March 31, 1996 (unaudited) and December 31, 1995 (audited) and for the three months and year then ended were as follows:


                                  Three Months Ended        Year Ended
                                    March 31, 1996       December 31, 1995
                                  ------------------     -----------------

Total Partnerships:
Assets                           $       540,776,651    $      543,148,967
Plant and equipment                      408,202,107           413,475,414
Secured debt                             524,802,719           526,879,647
Partners' deficit                        (20,009,525)          (22,610,152)
Revenues                                  34,604,085           114,313,019
Income (loss)                              6,747,518            (1,212,069)

Company's Share:
Partners' deficit                         (9,172,723)          (10,488,957)
Income (loss)                              3,389,854                57,836

The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income (loss) from partnerships, which has been recorded on the financial statements during the first quarter of Fiscal 1997 in the amount of $2,004,491, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where current income of $1,413,027 does not exceed prior unrecognized accumulated losses, nor on one partnership where current losses of $29,357 are in excess of net investment.

As previously disclosed, Kamine/Besicorp Allegany L.P. ("KBA") filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code and is seeking enforcement of its power purchase agreement with Rochester Gas & Electric ("RG&E"). The amounts pertaining to this partnership were excluded from the partnerships' financial position and results of operations presented above.

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of its independent power contracts in exchange for a combination of cash and securities. Five of the Company's power purchase agreements are included among these contracts. Management is uncertain what effect, if any, this proposal will have on the Company.

F. Revenue Recognition

Revenues on sales of products are recognized at the time of shipment of goods. Development fee revenue is recognized when deemed payable under the agreement.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income for the three months ended June 30, 1996 increased by $449,030 to $403,909 from a net loss of $45,121 for the three months ended June 30, 1995. The factors which contributed to these changes in net income are discussed below.

REVENUES

Consolidated
Consolidated revenues increased by $149,482 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

Product Segment
Revenues for the Company's product sales activities during the three-month period ended June 30, 1996 increased by $15,914 as compared to the three months ended June 30, 1995, due primarily to increases in sales of solar pool heating products.

Other revenues, which are primarily attributable to the Product Segment, increased during the three-month period ended June 30, 1996 by $55,782 compared to the three months ended June 30, 1995, due primarily to increased revenue of $58,106 from the New York State Energy Research and Development Authority in accordance with funding agreements with the Company.

Project Segment
For the Project Segment, revenues attributable to development and management fees during the three months ended June 30, 1996 increased by $77,786 as compared to the three months ended June 30, 1995. The Company received no development fees or reimbursements in excess of deferred costs during the quarter ended June 30, 1996.


COSTS AND EXPENSES
Costs of Product Sales
Cost of product sales for the three-month periods ended June 30, 1996 and 1995 were $1,164,979 and $1,095,793, respectively, or 85% and 81% of revenues attributable to product sales. The increase in the cost of sales as a percentage is due primarily to competitive activity in the solar thermal market (pool heating), which necessitated several promotional pricing programs during the current quarter to maintain market share.

Costs of Development and Management Fees
Other than the settlement of deferred expenses in conjunction with project closings, there are no specific costs and expenses identified with development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated
Selling, general and administrative expenses ("SG&A") increased by $519,942, or 39%, for the three-month period ended June 30, 1996 as compared to the three-month period ended June 30, 1995. The Product Segment showed little change during such periods, while the Project Segment contributed much of the increase, as discussed below.

Project Segment
For the Project Segment, SG&A for the three-month periods ended June 30, 1996 and June 30, 1995 was $1,363,335 and $852,192, respectively, representing 73% and 63% of the consolidated totals. The increase in Fiscal 1997 is due primarily to legal fees and other expenses of $480,246, including an estimate of $200,000 for fees expected to be billed to the Company, associated with the subpoenas issued by the U. S. Attorney's office as disclosed in Form 10- KSB for the year ended March 31, 1996. Also contributing to the higher SG&A was an increase in gross receipts tax of $51,458.

NON-OPERATING REVENUES AND EXPENSES
Income from Partnerships
During the three-month period ended June 30, 1996, the Company recognized $2,004,491 of income from partnerships, an increase of $1,022,097 compared to the three months ended June 30, 1995. While it is anticipated that certain partnerships will continue to generate income over the balance of the year, the Company can not reliably estimate the future operations of the cogeneration partnerships to determine the Company's share of future earnings.

Interest and Other Investment Income
Interest and other investment income during the three months ended June 30, 1996 decreased by $13,120 compared to the three months ended June 30, 1995. This decrease is attributable primarily to unrealized losses of $2,949 recorded during the three months ended June 30, 1996, compared to unrealized gains of $18,214 recorded during the three months ended June 30, 1995.

Interest Expense
Interest expense for the three-month period ended June 30, 1996 decreased by $2,579 compared to the three month period ended June 30, 1995, primarily due to a lower average interest rate during the 1996 period on the Stewart & Stevenson, Inc. ("S&S") loan and on the mortgage on the Company's corporate headquarters.

Provision for Income Taxes
The provision for income taxes increased during the three months ended June 30, 1996 by $119,634 compared to the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits.


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $482,513 from $903,090 at March 31, 1996, to $1,385,603 at June 30, 1996.

During the quarter ended June 30, 1996, cash of $70,812 was provided from operations, primarily from distributions received from partnerships of $2,076,038, partially offset by the net loss adjusted for non-cash items of $1,499,702, including partnership income of $2,004,491, and by a net decrease in assets and liabilities of $505,524.

During the current quarter the Company's financing activities resulted in a decrease in cash of $26,215, primarily due to the repayment of borrowings.

Investing activities during the current quarter resulted in a decrease in cash of $5,161 due to the acquisition of property, plant and equipment of $2,661 and the contribution of additional capital of $2,500 to one of the partnerships.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project utilizing a portion of its $3,000,000 line of credit under the S&S loan agreement. At June 30, 1996 the Company had $2,500,000 outstanding under this line of credit, with an additional $500,000 available. The Company expects that its capital requirements for its operations, for repayment of long-term debt and for project development expenses will be met by its current cash and short-term investment position, as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, there can be no assurance of receipt of ownership distributions from certain operating projects or of the ability to borrow in amounts and on terms acceptable to the Company, particularly given NIMO's uncertain financial condition, as disclosed in Form 10-KSB for the year ended March 31, 1996.

The Company has no material capital commitments for Fiscal 1997 other than as disclosed above and in Form 10-KSB for the year ended March 31, 1996.

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
As disclosed in previous filings, on November 13, 1995, KBA filed a voluntary petition to reorganize the business of KBA under Chapter 11 of the Bankruptcy Code. KBA also filed an adversary proceeding against RG&E seeking enforcement of the automatic stay, specific performance, breach of contract and breach of the covenant of good faith and fair dealing. The Bankruptcy Court set a discovery schedule and a trial date of August 20, 1996. However, on August 5, 1996, the United States District Court for the District of New Jersey reversed in part a prior decision of the Bankruptcy Court finding that certain claims in the adversary proceeding were "non-core." The District Court remanded the matter to the Bankruptcy Court for further proceedings on the issues of whether the non-core claims should be transferred or the Bankruptcy Court should abstain. In light of the decision, the trial has been adjourned pending further proceedings.

Other than as disclosed above, there have been no material changes in the legal proceedings to which the Company is a party as identified in Form 10-KSB for the year ended March 31, 1996.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.) Exhibit 27 Financial Data Schedule
(b.) Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended June 30, 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Besicorp Group Inc., Registrant
Date: August 14, 1996            /s/ Michael F. Zinn
                                 Michael F. Zinn
                                 President (principal executive officer)


Date: August 14, 1996            /s/ Michael J. Daley
                                 Michael J. Daley
                                 Vice President, Chief Financial Officer and
                                 (principal financial and accounting officer)