Form 10QSB
period 1996-09-30
BESICORP GROUP INC
filed 1996-11-14
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


Form 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996
Commission file number 0-9964



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No____
Common stock outstanding as of November 6, 1995 2,931,605
Transitional Small Business
Disclosure Format Yes______ No ___X___

PART 1 - FINANCIAL INFORMATION


Item 1 - FINANCIAL STATEMENTS
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                          September 30,1996    March 31,1996


ASSETS

Current Assets:
Cash and cash equivalents                                $          275,746   $        90,579
Short-term investments                                              997,442           761,807
Trade accounts and notes receivable (less allowance
for doubtful accounts of $25,600)                                   627,255           540,967
Due from affiliates                                                  80,194            89,734
Current portion of long-term trade notes receivable:
Others (includes interest of $22,081 and $13,854,
respectively)                                                       102,158            92,402
Inventories                                                       1,151,931         1,259,190
Refundable income taxes                                             274,384           187,384
Other current assets                                                193,739           111,960
                                                          -----------------    --------------

Total Current Assets                                              3,702,848         3,134,013
                                                          -----------------    --------------


Property, Plant and Equipment:
Land and improvements                                               279,910           279,910
Buildings and improvements                                        1,878,781         1,878,781
Machinery and equipment                                             932,054           917,990
Furniture and fixtures                                              195,441           195,441
Construction in progress                                             17,569            14,908
                                                          -----------------    --------------

                                                                  3,303,755         3,287,030

Less accumulated depreciationand amortization                     1,250,130         1,104,817
                                                          -----------------    --------------

Net Property, Plant and Equipment                                 2,053,625         2,182,213
                                                          -----------------    --------------

Other Assets:
Patents and trademarks, less accumulated amortization
of $643,480 and $634,681, respectively                               55,230            60,024
Long-term notes receivable:
Affiliates                                                          555,376           555,376
Others                                                            2,236,638         2,254,061
Deferred costs                                                    1,340,907         1,039,421
Other assets                                                        173,716           179,882
                                                          -----------------    --------------

Total Other Assets                                                4,361,867         4,088,764
                                                          -----------------    --------------

TOTAL ASSETS                                             $       10,118,340   $     9,404,990
                                                          -----------------    --------------
                                                          -----------------    --------------



See accompanying notes to consolidated financial statements.

                                       2
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                              September 30,1996     March 31,1996


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                        $        1,723,521    $    1,247,612
Current portion of long-term debt                                       851,183           431,102
Current portion of accrued reserve and warranty expense                 264,221           147,024
Taxes other than income taxes                                            69,384            64,753
Income taxes payable                                                    131,761           340,432
                                                              -----------------     -------------

Total Current Liabilities                                             3,040,070         2,230,923

Investment in Partnerships                                            2,405,284         2,635,875
Long-Term Accrued Reserve and Warranty Expenses                         160,666           139,305
Long-Term Debt                                                        2,764,414         3,137,912
                                                              -----------------     -------------

Total Liabilities                                                     8,370,434         8,144,015
                                                              -----------------     -------------



Shareholders' Equity:
Common stock, $0.10 par value: authorized 5,000,000
shares; issued 3,234,946 shares and 3,233,146 shares,
respectively                                                            323,495           323,315
Additional paid-in capital                                            4,771,848         4,771,769
Retained earnings (deficit)                                          (1,503,735)       (1,984,367)
                                                              -----------------     -------------

                                                                      3,591,608         3,110,717
Less: treasury stock at cost (320,298 shares and 321,212
shares, respectively)                                                (1,843,702)       (1,849,742)
                                                              -------------------   ---------------


Total Shareholders' Equity                                            1,747,905         1,260,975
                                                              -----------------     -------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                     10,118,340         9,404,990
                                                             $-----------------    $-------------
                                                              -----------------     -------------



See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                   Three months ended September   Six months ended September
                                               30,                           30,


                                         1996           1995           1996           1995



Revenues:
Product sales                        $ 1,061,183    $   812,868    $ 2,429,425    $ 2,165,196
Development and management fees           77,017         50,939        223,050        119,186
Other                                     87,683         55,568        179,062         91,165
                                      ----------     ----------     ----------     ----------

Total Revenues                         1,225,883        919,375      2,831,537      2,375,547
                                      ----------     ----------     ----------     ----------

Costs and Expenses:
Cost of product sales                  1,023,826        783,333      2,188,805      1,879,126
Selling, general and
administrative expenses                2,255,712      1,515,613      4,123,770      2,863,729
                                      ----------     ------------   ----------     ------------

Total Costs and Expenses               3,279,538      2,298,946      6,312,575      4,742,855
                                      ----------     ------------   ----------     ------------

Operating Loss                        (2,053,655)    (1,379,571)    (3,481,038)    (2,367,308)

Income from Partnerships               2,201,589        491,893      4,206,080      1,474,287
Interest and Other Investment
Income                                    36,159         48,170         67,840         92,971
Interest Expense                         (89,447)       (93,120)      (179,859)      (186,111)
Other Income                                 240          7,260          5,772         16,038
                                      ----------     ------------   ----------     ------------

Income (Loss) Before Income Taxes         94,886       (925,368)       618,795       (970,123)

Provision for Income Taxes                18,161          5,000        138,161          5,366
                                      ----------     ------------   ----------     ------------

Net Income (Loss)                    $    76,725    $  (930,368)   $   480,634    $  (975,489)
                                      -----------    ------------   ------------   ------------
                                      -----------    ------------   ------------   ------------

Income (Loss) per Common Share       $       .03    $      (.32)   $       .16    $      (.33)
                                      -----------    ------------   ------------   ------------
                                      -----------    ------------   ------------   ------------

Weighted Average Number of Shares
Outstanding (in Thousands)
                                           2,915          2,941          2,915          2,965
                                      ----------     ------------   ----------     ------------
                                      ----------     ------------   ----------     ------------


Dividends per Common Share                  NONE           NONE           NONE           NONE
                                      ----------     ------------   ----------     ------------
                                      ----------     ------------   ----------     ------------



See accompanying notes to consolidated financial statements.

                                       4
                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                         Six months ended September 30,


                                                             1996              1995


Operating Activities:
Net income (loss)                                        $    480,634      $   (975,489)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Amortization of discounts on notes                             (1,098)           (1,098)
Realized and unrealized (gain) losses                           3,827           (16,924)
Depreciation and amortization                                 192,683           194,161
Partnership income recognized                              (4,206,080)       (1,474,287)
Distributions from partnerships                             3,977,988         2,248,674
Changes in assets and liabilities:
Short-term investments                                       (239,462)          (23,465)
Accounts and notes receivable                                 (67,983)          364,218
Inventory                                                     107,259           (87,256)
Accounts payable and accrued expenses                         475,909           (54,704)
Taxes payable                                                (291,040)         (137,220)
Other assets and liabilities, net                            (281,128)         (219,032)
                                                          -------------     --------------
Net cash provided (used) by operating activities              151,509          (182,422)
                                                          -------------     --------------

Financing activities:
Increase in borrowings                                        108,000            91,970
Repayment of borrowings                                       (61,417)          (61,952)
Purchase of common stock                                       (1,250)          (97,309)
Issuance of common stock                                        7,549            14,531
                                                          -----------       -----------
Net cash provided (used) by financing activities               52,882           (52,760)
                                                          -----------       --------------
Investing Activities:
Capital contributions to partnerships                          (2,500)                0
Acquisition of property, plant and equipment                  (16,725)         (165,782)
                                                          -------------     --------------
Net cash used by investing activities                         (19,225)         (165,782)
                                                          -------------     --------------
Increase (Decrease) in Cash and Cash Equivalents              185,166          (400,964)
Cash and Cash Equivalents - Beginning                          90,579           695,631
                                                          -----------       -----------
Cash and Cash Equivalents - Ending                       $    275,745      $    294,667
                                                          -----------       -----------
                                                          -----------       -----------
Supplemental cash flow information:
Interest paid                                            $    257,844      $    185,551
Income taxes paid                                             420,421             1,079

Additions which were financed and not included above:
Property, plant & equipment                              $          0      $     19,700




See accompanying notes to consolidated financial statements.
                                       5

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, and March 31, 1996; the results of operations for the three-and six-month periods ended September 30, 1996, and 1995; and the statement of cash flows for the corresponding six-month periods. Certain items in the Fiscal 1996 financial statements have been restated to conform with the Fiscal 1997 presentation.

B. The results of operations for the three- and six-month periods are not necessarily indicative of the results to be expected for the full year.

C. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at September 30, 1996, and March 31, 1996, consisted of:


                                      September 30, 1996    March 31, 1996


Assembly parts                       $           448,064   $        467,281
Finished goods                                   703,867            791,909
                                      ------------------    ---------------
                                     $         1,151,931   $      1,259,190
                                      ------------------    ---------------
                                      ------------------    ---------------



D. Deferred Costs
Deferred costs and reimbursable costs at September 30, 1996 and March 31, 1996 were as follows:

                                 Internal Costs           Third
                              Payroll     Expenses     Party Costs       Total


Balance March 31, 1996       $383,930    $ 157,911    $    497,580    $1,039,421
Additions                     242,908       54,690          80,146       377,744
Expensed                         (532)        (726)              0        (1,258)
Reimbursements                      0            0         (75,000)      (75,000)
                              -------     --------     -----------     ---------
Balance September 30, 1996   $626,306    $ 211,875    $    502,726    $1,340,907
                           ----------  -----------  --------------  ------------
                           ----------  -----------  --------------  ------------


E. Investments in Partnerships
At September 30, 1996 and March 31, 1996 the balance of recorded investment was comprised of the following:


                                         September 30, 1996     March 31, 1996


Capital contributions and investments   $         2,974,313    $     2,971,813
Partnership distributions                       (16,759,964)       (12,781,976)
Recognized share of income                       11,380,367          7,174,288
                                         ------------------     --------------
                                        $        (2,405,284)   $    (2,635,875)
                                         ------------------     --------------
                                         ------------------     --------------


The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at June 30, 1996 (unaudited) and December 31, 1995 (audited) and for the six months and year then ended were as follows:


                                  Six Months Ended        Year Ended
                                   June 30, 1996       December 31, 1995


Total Partnerships:
Assets                           $     536,974,051    $      543,148,967
Plant and Equipment                    403,773,884           413,475,414
Secured Debt                           522,488,558           526,879,647
Partners' Equity (Deficit)             (17,892,443)          (22,610,152)
Revenues                                71,875,219           114,313,019
Income (Loss)                           12,576,757            (1,212,069)
Company's Share:
Partners' Equity (Deficit)              (8,203,815)          (10,488,957)
Income (Loss)                            6,212,201                57,836


The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income from partnerships, which has been recorded on the financial statements during the six months ended September 30, 1996 in the amount of $4,206,080, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where current income of $2,006,121 does not exceed prior unrecognized accumulated losses.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The Company's net income for the three months ended September 30, 1996 increased by $1,007,093 to $76,725 from a net loss of $930,368 for the three months ended September 30, 1995. Net income for the six months ended September 30, 1996 of $480,634 represents an increase of $1,456,123 from a net loss of $975,489 for the six months ended September 30, 1995. The factors which contributed to these changes in net income are discussed below.

REVENUES
Consolidated
Consolidated revenues increased by $306,508 from $919,375 to $1,225,883 during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Consolidated revenues for the six months ended September 30, 1996 increased by $455,990 from $2,375,547 to $2,831,537 compared to the same period in the prior year.

Product Segment
Revenues attributable to the Product Segment during the three- and six-month periods ended September 30, 1996 increased by $248,315, from $812,868 to $1,061,183, and by $264,229, from $2,165,196 to $2,429,425, respectively, as compared to the prior periods, due primarily to increased sales of solar electric products in the second quarter.

Other revenues, which are primarily attributable to the Product Segment, increased by $32,115, from $55,568 to $87,683, and by $87,897, from $91,165 to
$179,062, during the current three- and six-month periods, respectively, as compared to the three- and six-month periods ended September 30, 1995. The increase for the current three-month period is due to increased revenue of $7,726 from the New York State Energy Research and Development Authority ("NYSERDA"), in accordance with funding agreements with the Company, as well as increases in other miscellaneous revenue items. For the current six-month period, the increase is also the result of increased revenue of $50,377 from NYSERDA combined with increases in other miscellaneous revenue items.

Project Segment
For the Project Segment, revenues attributable to development and management fees during the current three- and six-month periods increased compared to the corresponding prior periods by $26,078, from $50,939 to $77,017, and by $103,864, from $119,186 to $223,050, respectively. The Company received no development fees or reimbursements in excess of deferred costs during the current three- and six-month periods.

COSTS AND EXPENSES
Cost of Product Sales
Costs of product sales for the three-month periods ended September 30, 1996 and September 30, 1995 were $1,023,826 and $783,333, respectively, or 96% in both periods of revenues attributable to product sales. Cost of product sales for the six-month periods ended September 30, 1996 and September 30, 1995 were $2,188,805 and $1,879,126, respectively, or 90% and 87% of product sales revenues. The increase in the cost of sales percentage for the current six-month period was partly the result of the Segment's product sales mix. Solar electric products, which generate a significantly lower margin than the Company's other product lines, comprised a higher percentage of the sales of the total Segment compared to the corresponding periods of the prior year. Competitive activity in the solar thermal pool heating market during the first quarter of Fiscal 1997, which necessitated several promotional pricing programs, was also a contributing factor in the higher cost of sales percentage for the first six months of Fiscal 1997.

Costs of Development and Management Fees
Other than settlement of deferred costs in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated
Selling, general and administrative ("SG&A") expenses increased by $740,099 and $1,260,041 for the respective three- and six-month periods ended September 30, 1996 compared to the same periods last year. These represent increases of 49% and 44%, respectively, for the three- and six- month periods ended September 30, 1996 from the comparable periods in the prior year. Both Product and Project segments contributed to the increases as discussed below.

Product Segment
SG&A expenses for the Company's Product segment for the three-month periods ended September 30, 1996 and September 30, 1995 were $665,533 and $470,399, respectively, representing 30% and 31% of the consolidated totals. SG&A expenses for the six-month periods ended September 30, 1996 and September 30, 1995 were $1,170,321 and $966,323, respectively, representing 28% and 34% of the consolidated totals. The increases for both the three- and six-month periods were due primarily to an increase in research and development expenses of $186,465 during the second quarter of Fiscal 1997.

Project Segment
For the Project Segment, SG&A expenses for the three-month periods ended September 30, 1996 and September 30, 1995 were $1,590,179 and $1,045,214, or 70%
and 69% of the consolidated totals, respectively. The increase in the quarter ended September 30, 1996 was due primarily to the timing of accrual and payment of incentive compensation of $473,448, which reflects a change in accounting estimate made to record incentive compensation expense in the period earned. During the prior year, incentive compensation was recorded primarily when awarded. Also contributing to the increase were legal fees and other expenses of $122,693 associated with the subpoenas issued by the U.S. Attorney's office as disclosed in Form 10-KSB for the year ended March 31, 1996. Partially offsetting these increases was a net decrease of $109,450 in compensation expense, primarily the result of the deferral of costs in connection with project development.

SG&A expenses for the six-month periods ended September 30, 1996 and September 30, 1995 were $2,953,449 and $1,897,406, or 72% and 66% of the consolidated totals, respectively. The increase in Fiscal 1997 is due primarily to the timing of incentive compensation expense discussed above and to legal fees and other expenses of $602,939, including an estimate of $200,000 for fees expected to be billed to the Company with respect to the U.S. Attorney's subpoenas, referenced above.

NON-OPERATING REVENUES AND EXPENSES
Income from Partnerships
During the three month- and six-month periods ended September 30, 1996, the Company recognized income of $2,201,589 and $4,206,080, respectively, from its partnerships, an increase of $1,709,696 and $2,731,793 over the corresponding periods of last year. While it is anticipated that certain partnerships will continue to generate income over the balance of the year, the Company can not reliably estimate the future operations of the cogeneration partnerships to determine the Company's share of future earnings.

Interest and Other Investment Income
Interest and other investment income during the three- and six-month periods ended September 30, 1996 decreased by $12,011 and $25,131, respectively, compared to the prior periods ended September 30, 1995. The decrease in both periods is due primarily to decreases in unrealized holding gain of $15,988 and $18,937 for the three- and six-month periods, respectively. In addition, for the six months ended September 30, 1996, income from interest bearing investments decreased due to lower average interest rates compared to the prior year period.

Interest Expense
Interest expense for the three- and six-month periods ended September 30, 1996, decreased by $3,673 and $6,252, respectively, compared to the prior periods ended September 30, 1995. The decrease in both periods is due primarily to a lower average interest rate during the current periods on the Stewart & Stevenson, Inc. ("S&S") loan and on the mortgages on the Company's corporate headquarters.

Other Income
Other income during the three- and six-month periods ended September 30, 1996 decreased by $7,020 and $10,266, respectively, compared to the prior periods ended September 30, 1995. The higher amounts of Fiscal 1996 were due primarily to gains recognized in connection with the sale of equipment of one of the Company's subsidiaries.

Provision for Income Taxes
The provision for income taxes increased during the three- and six-month periods ended September 30, 1996 by $13,161 and $132,795, respectively, compared to the same periods last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital decreased by $240,312 from $903,090 at March 31, 1996 to $662,778 at September 30, 1996.

During the six-month period ended September 30, 1996 cash of $151,509 was provided from operations, primarily from distributions received from partnerships of $3,977,988, partially offset by the net loss adjusted for non-cash items of $3,530,034, including partnership income of $4,206,080, and by a net increase in short-term investments of $239,462.

During the current six-month period the Company's financing activities resulted in an increase in cash of $52,882 due to the Company's use of a short-term line of credit of $108,000. This was offset by the repayment of borrowings of $61,417.

Investing activities during the current six-month period resulted in a decrease in cash of $19,225 due to the acquisition of property, plant and equipment of $16,725 and the contribution of additional capital of $2,500 to one of the partnerships.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project utilizing a portion of its $3,000,000 line of credit under the S&S loan agreement. At September 30, 1996 the Company had $2,500,000 outstanding under this line of credit, with an additional $500,000 available. The Company expects that its capital requirements for its operations, for repayment of long-term debt and for project development expenses will be met by its current cash and short-term investment position, as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, there can be no assurance of receipt of ownership distributions from certain operating projects or of the ability to borrow in amounts and on terms acceptable to the Company, particularly given NIMO's uncertain financial condition, as disclosed in Form 10-KSB for the year ended March 31, 1996.

The Company has no other significant capital commitments for Fiscal 1997 other than as disclosed above and in Form 10-KSB for the year ended March 31, 1996.




PART II - OTHER INFORMATION



Item 1.-LEGAL PROCEEDINGS



As disclosed in previous filings, the Allegany Cogeneration Facility was operating and supplying electrical power to RG&E in accordance with a temporary restraining order issued by the U.S. District Court for the Western District of New York. On August 5, 1996 the District Court of New Jersey reversed the Bankruptcy Court's decision that Counts III, IV and V of the adversary proceeding were core claims under the original jurisdiction of the Bankruptcy Court and remanded the case back to the Bankruptcy Court for ruling on whether the forum selection clause of the power purchase agreement should be enforced in light of the District Court's decision and whether the Bankruptcy Court should abstain from hearing Counts III, IV and V of the adversary proceeding. This remand order postponed the trial indefinitely. On August 13, 1996 the Debtor filed Objections Joined With Counterclaims to RG&E's Proof of Claim seeking to expunge RG&E's claim in its entirety and asserted specific claims for relief under the PPA. Based on this filing, a new adversary proceedings was commenced. On August 15, 1996 the Debtor filed a motion in the District Court for a rehearing of its August 5, 1996 decision based on the filing of RG&E's Proof of Claim and the Debtor's Objections and Counterclaims. On September 9, 1996 the District Court denied the Debtor's motion for rehearing. RG&E has moved to dismiss the new adversary proceeding. On October 22, 1996 the Bankruptcy Court heard argument on these motions and reserved decision.

As disclosed in previous filings, on November 8, 1990, SNC, Ltd. commenced an action in New York Supreme Court, New York County, against Besicorp, Kamine and certain of their affiliates ("Kamine/Besicorp Defendants") and Ansaldo North America, Inc. On November 12, 1996, the Company and the other Kamine/Besicorp Defendants perfected their appeal of the Court's decision, which granted in part and denied in part the defendant's motion. The Appellate Division, First Department, has issued a stay of discovery pending its decision.
Other than as disclosed above, there have been no material changes in the legal proceedings to which the Company is a party as identified in Form 10-KSB for the year ended March 31, 1996.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 25, 1996 the Company held an Annual Meeting of Shareholders in Kingston, New York. The shareholders voted on three matters.

The following votes were cast for the nominees for election of directors, and all such nominees were elected.


     Michael F. Zinn     2,471,767 votes for 183,527 votes withheld


     Stevin I. Eisenberg 2,471,767 votes for 183,527 votes withheld


     Gerald A. Habib     2,471,767 votes for 183,527 votes withheld


     Harold Harris       2,471,767 votes for 183,527 votes withheld


     Richard E. Rosen    2,471,767 votes for 183,527 votes withheld




Shares not voted by brokers for this item were 0.

The votes cast on the ratification of the selection of Robbins, Greene, Horowitz, Lester & Co., LLP, as independent public accountants for the Company for the Fiscal Year ending March 31, 1997 was as follows:



      2,492,610 shares voted for the ratification and appointment


        142,509 shares voted against the ratification and appointment


         20,175 shares abstained from voting



Shares not voted by brokers for this item were 0.

The votes cast on the shareholder proposal to amend the By-Laws of the Company to include outside directors were as follows::



        308,833 shares voted for the proposal


      1,769,233 shares voted against the proposal


         37,269 shares abstained from voting



Shares not voted by brokers for this item were 539,959.

The first two matters voted upon were passed and the final matter voted upon regarding an amendment to the By-Laws was not passed.
Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.) Exhibit 27 Financial Data Schedule
(b.) Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended September 30, 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Besicorp Group Inc., Registrant
Date: November 13, 1996          /s/ Michael F. Zinn
                                 Michael F. Zinn
                                 President and Chief Executive Officer
                                 (principal executive officer)



Date: November 13, 1996          /s/ Michael J. Daley
                                 Michael J. Daley
                                 Vice President, Chief Financial Officer and
                                 Corporate Secretary (principal financial
                                 and accounting officer)