Form 10QSB
period 1996-12-31
BESICORP GROUP INC
filed 1997-02-14
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


Form 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1996
Commission file number 0-9964



BESICORP GROUP INC.
______________________________________________________________________________
(Exact name of small business issuer as specified in its charter)



New York 14-1588329
___________________________________________________________________________

(State or other jurisdiction of (Internal Revenue Service incorporation or organization) Employer Identification No.)



1151 Flatbush Road, Kingston, New York 12401
____________________________________________________________________
(Address of principal executive office) (Zip Code)


Issuer's Telephone Number, including area code: (914) 336-7700


N/A
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No____
Common stock outstanding as of February 10, 1997 2,914,648
Transitional Small Business
Disclosure Format Yes___ No ___X___

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS
                  BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                     December 31, 1996    March 31, 1996

                     ASSETS


Current Assets:

Cash and cash equivalents                         $            146,684 $           90,579

Short-term investments                                       1,012,161            761,807

Trade accounts receivable less allowance

for doubtful accounts of $25,600                               307,265            540,967

Due from affiliates                                             62,814             89,734

Current portion of long-term notes receivable:

Others (includes interest of $4,714 and $13,854,               172,629             92,402
respectively)

Inventories                                                  1,238,768          1,259,190

Refundable income taxes                                        444,040            187,384

Other current assets                                           278,235            111,950
                                                     -----------------    ---------------



Total Current Assets                                         3,662,596          3,134,013
                                                     -----------------    ---------------



Property, Plant and Equipment:

Land and improvements                                          279,910            279,910

Buildings and improvements                                   1,890,065          1,878,781

Machinery and equipment                                        933,142            917,990

Furniture and fixtures                                         195,441            195,441

Construction in progress                                        21,715             14,908
                                                     -----------------    ---------------



                                                             3,320,273          3,287,030



Less accumulated depreciation and amortization               1,323,279          1,104,817
                                                     -----------------    ---------------



Net Property, Plant and Equipment                            1,996,994          2,182,213
                                                     -----------------    ---------------



Other Assets:

Patents and trademarks, less accumulated                        51,143             60,024
amortization of $647,568 and $634,681,
respectively

Long-term notes receivable:

Affiliates                                                     555,376            555,376

Others                                                       2,167,697          2,254,061

Deferred costs                                               1,545,222          1,039,421

Other assets                                                   178,074            179,882
                                                     -----------------    ---------------



Total Other Assets                                           4,497,512          4,088,764
                                                     -----------------    ---------------



TOTAL ASSETS                                      $         10,157,102 $        9,404,990
                                                     -----------------    ---------------
                                                     -----------------    ---------------





See accompanying notes to consolidated financial statements.

                  BESICORP GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                             (unaudited)


                                                  December 31, 1996     March 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY




Current Liabilities:

Accounts payable and accrued expenses          $          1,514,869  $       1,247,612

Current portion of long-term debt                           507,713            431,102

Current portion of accrued reserve
and warranty expense                                        182,678            147,024

Taxes other than income taxes                               114,949             64,753

Income taxes payable                                        176,101            340,432
                                                  -----------------     ----------------



Total Current Liabilities                                 2,496,310          2,230,923
                                                  -----------------     ----------------



Investment in Partnerships                                2,552,351          2,635,875

Long-Term Accrued Reserve and Warranty Expense              160,477            139,305

Long-Term Debt                                            3,040,766          3,137,912
                                                  -----------------     ----------------



Total Liabilities                                         8,249,904          8,144,015
                                                  -----------------     ----------------



Shareholders' Equity:
Common stock, $0.10 par value: authorized
5,000,000 shares; issued 3,234,946
shares and 3,233,146 shares,
respectively                                                323,495            323,315

Additional paid in capital                                4,771,848          4,771,769

Retained earnings (deficit)                              (1,344,443)        (1,984,367)
                                                  -----------------     --------------



                                                          3,750,900          3,110,717



Less: treasury stock at cost
(320,298 shares and 321,212
shares, respectively)                                   (1,843,702)        (1,849,742)
                                                  ----------------      -------------


Total Shareholders' Equity                                1,907,198          1,260,975
                                                  -----------------     --------------


TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                          $        10,157,102   $      9,404,990
                                                  -----------------     --------------
                                                  -----------------     --------------

See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                      Three months ended December 31,        Nine months ended December 31,
                                    ------------------------------------


                                               1996             1995             1996             1995

Revenues:

Product sales                          $      1,130,078 $        868,121  $     3,559,503 $       3,033,317

Development and management fees                  71,129           88,212          294,179           207,398

Other revenues                                   83,508           43,618          262,570 $         134,783

Income from partnerships                      1,800,276          897,392        6,006,356         2,371,679

Interest and other investment income             38,158           50,198          105,998           143,169

Other income                                    152,337           36,024          158,109            52,061
                                            -----------      ------------     -----------     ----------------

Total Revenues                                3,275,486        1,983,565       10,386,715         5,942,407
                                            -----------      -----------      -----------     ----------------



Costs and Expenses:

Cost of product sales                         1,145,252          899,770        3,334,057         2,778,896

Selling, general and administrative
expenses                                      1,798,900        1,332,604        5,922,670         4,196,333

Interest expense                                 85,792          113,243          265,651           299,354
                                            -----------      ------------     -----------     ----------------

Total Costs and Expenses                      3,029,944        2,345,617        9,522,378         7,274,583
                                            -----------      ------------     -----------     ----------------



Income (Loss) Before Income Taxes               245,542         (362,052)         864,337        (1,332,176)



Provision for Income Taxes                       86,251            9,524          224,412            14,890
                                            -----------      -----------      -----------     ----------------



Net Income (Loss)                      $        159,291 $       (371,576)         639,925 $      (1,347,066)
                                            -----------      ------------     -----------     ----------------
                                            -----------      ------------     -----------     ----------------



Income (Loss) per Common Share         $            .05 $           (.13)             .22 $            (.46)
                                            -----------      ------------     -----------     ----------------
                                            -----------      ------------     -----------     ----------------



Weighted Average Number of Shares
Outstanding (in Thousands)                        2,915            2,914            2,914             2,948
                                            -----------      ------------     -----------     ----------------
                                            -----------      ------------     -----------     ----------------



Dividends per Common Share                         NONE             NONE             NONE              NONE
                                            -----------      ------------     -----------     ----------------
                                            -----------      ------------     -----------     ----------------





See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                         Nine months ended December 31,
                                                             1996              1995

Operating Activities:
Net income (loss)                                        $    639,925      $ (1,347,066)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Amortization of discounts on notes                             (1,647)           (1,647)
Depreciation and amoritization                                289,026           290,721
Realized and unrealized (gains) losses                          3,104           (22,586)
Partnership income recognized                              (6,006,356)       (2,371,679)
Distributions from partnerships                             5,925,333         3,481,982
Stock issued for compensation                                       0            18,451
Changes in assets and liabilities:
Short-term investments                                       (253,458)          555,862
Accounts and notes receivable                                 268,406           471,206
Inventory                                                      20,422           256,504
Accounts payable and accrued expenses                         267,257          (694,960)
Taxes payable                                                (370,791)          (58,481)
Other assets and liabilities, net                            (675,137)         (260,180)
                                                          -------------     --------------
Net cash provided (used) by operating activities              106,084           318,127
                                                          -------------     --------------

Financing activities:
Increase in borrowings                                        178,000            91,970
Repayment of borrowings                                      (198,535)          (87,164)
Purchase of common stock                                       (1,250)         (624,145)
Issuance of common stock                                        7,549            22,968
                                                          -----------       -----------
Net cash used by financing activities                         (14,236)         (596,371)
                                                          -----------       --------------
Investing Activities:
Capital contributions to partnerships                          (2,500)                0
Acquisition of property, plant and equipment                  (33,243)         (170,872)
                                                          -------------     --------------
Net cash used by investing activities                         (35,743)         (170,872)
                                                          -------------     --------------

Increase (Decrease) in Cash and Cash Equivalents               56,105          (449,116)
Cash and Cash Equivalents - Beginning                          90,579           695,631
                                                          -----------       -----------
Cash and Cash Equivalents - Ending                       $    146,684      $    246,515
                                                          -----------       -----------
                                                          -----------       -----------
Supplemental Cash Flow Information:
Interest paid                                            $    334,745      $    276,704
Income taxes paid                                             719,163             7,556
Additions which were financed and not included above:
Property, plant & equipment                              $          0      $     19,700




See accompanying notes to consolidated financial statements.

BESICORP GROUP INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of December 31, 1996, and March 31, 1996; the results of operations for the three-and nine-month periods ended December 31, 1996, and 1995; and the statement of cash flows for the corresponding nine-month periods. The Company has changed the presentation of the results of operations to a single-step format, under which all revenue/income items are classified as Revenue and all expense items are classified as Costs and Expenses. Certain items in the Fiscal 1996 financial statements have been restated to conform with the Fiscal 1997 presentation.

B. The results of operations for the three- and nine-month periods are not necessarily indicative of the results to be expected for the full year.

C. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at December 31, 1996, and March 31, 1996, consist of:


                                     December 31, 1996    March 31, 1996


Assembly parts                      $          429,529   $        467,281
Finished goods                                 809,239            791,909
                                     -----------------    ---------------
                                    $        1,238,768   $      1,259,190
                                     -----------------    ---------------
                                     -----------------    ---------------




D. Deferred Costs
Deferred costs and reimbursable costs at December 31, 1996 and March 31, 1996 were as follows::

                                Internal Costs           Third
                             Payroll     Expenses     Party Costs       Total


Balance March 31, 1996      $383,930    $ 157,911    $    497,580    $1,039,421
Additions                    385,847       86,903         109,310       582,050
Reimbursements                     0            0         (75,000)      (75,000)
                                (532)        (727)              0        (1,259)
                             -------     --------     -----------     ---------
Balance December 31, 1996   $769,245    $ 244,087    $    531,890    $1,545,222
                          ----------  -----------  --------------  ------------
                          ----------  -----------  --------------  ------------


E. Investments in Partnerships
At December 31, 1996 and March 31, 1996 the balance of recorded investment was comprised of the following:

                                         December 31, 1996     March 31, 1996

Capital contributions and investments   $        2,974,314    $     2,971,813
Partnership distributions                      (18,707,309)       (12,781,976)
Recognized share of income                      13,180,644          7,174,288
                                         -----------------     --------------
                                        $       (2,552,351)   $    (2,635,875)
                                         -----------------     --------------
                                         -----------------     --------------


The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at September 30, 1996 (unaudited) and December 31, 1995 (audited) and for the nine months and year then ended were as follows:

                                Six Months Ended         Year Ended
                               September 30, 1996     December 31, 1995

Total Partnerships:
Assets                        $       536,429,915    $      543,148,967
Plant and Equipment                   402,198,616           413,475,414
Secured Debt                          520,074,117           526,879,647
Partners' Equity (Deficit)            (19,674,325)          (22,610,152)
Revenues                              109,002,136           114,313,019
Income (Loss)                          14,646,559            (1,212,069)

Company's Share:
Partners' Equity (Deficit)             (8,860,576)          (10,488,957)
Income (Loss)                           7,473,561                57,836




The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income (loss) from partnerships, which has been recorded on the financial statements in the amount of $6,006,356, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where current income of $1,816,852 does not exceed prior unrecognized accumulated losses, nor on one partnership where current losses of $349,647 are in excess of net investment.

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

F. Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development fee revenue is recognized when deemed payable under the applicable agreement.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF              OPERATIONS

RESULTS OF OPERATIONS
The Company's net income of $159,291 for the three months ended December 31, 1996 represents an increase of $530,867 from a net loss of $371,576 for the three months ended December 31, 1995. Net income for the nine months ended December 31, 1996 of $639,925 represents an increase of $1,986,991 from a net loss of $1,347,066 for the nine months ended December 31, 1995. The factors which contributed to these changes in net income are discussed below.


REVENUES
Consolidated
Consolidated revenues increased by $1,291,921 to $3,275,486 during the three months ended December 31, 1996 as compared to $1,983,565 during the three months ended December 31, 1995. Consolidated revenues for the nine months ended December 31, 1996, increased by $4,444,308 from $5,942,407 to $10,386,715 compared to the same period last year.
Product Segment
Gross revenues attributable to the Product Segment during the three- and nine-month periods ended December 31, 1996 increased by $261,957 and $526,187, respectively, as compared to the prior periods, due primarily to increased sales of solar electric products in both the second and third quarters. The increase for both the three- and nine-month periods ended December 31, 1996 was partially offset by lower sales of solar thermal and radiant heating products. The decrease in solar thermal volume was primarily due to reduced sales of the SunBoard product. No shipments were made during the third quarter, while the product was being redesigned and a new supplier was being sought. Competitive activity in the solar thermal pool heating market, which necessitated several promotional pricing programs during the first quarter of Fiscal 1997 also contributed to reduced revenues. The reduction in sales of radiant heating products for both the current three- and nine-month periods is the result of the Company's discontinuance of this product line.

Other revenues, which are primarily attributable to the Product segment, increased by $39,890 and $127,787 during the three- and nine-month periods ended December 31, 1996, respectively, as compared to the three- and nine- month periods ended December 31, 1995. The increase for the current three- month period is due primarily to increased revenue from the New York State Energy Research and Development Authority ("NYSERDA") (in accordance with funding agreements with the Company) of $31,598. For the current nine-month period, the increase is also the result of increased revenue from NYSERDA of $81,974 combined with increases in other miscellaneous revenue items.

Project Segment
For the Project Segment, revenues attributable to development and management fees during the three-month period ended December 31, 1996 decreased by $17,083 from $88,212 to $71,129 compared to the period ended December 31, 1995. For the nine-month period ended December 31, 1996, development and management fee revenues increased compared to the corresponding prior period by $86,781 from $207,398 to $294,179. The Company received no development fees or reimbursements in excess of deferred costs during the three- and nine- month periods ended December 31, 1996.

During the three- and nine-month periods ended December 31, 1996, the Company recognized income of $1,800,276 and $6,006,356, respectively, from its partnerships, representing increases of $902,884 and $3,634,677, respectively, over the corresponding periods of Fiscal 1996. While it is anticipated that certain partnerships will continue to generate income over the balance of the year, the Company can not reliably estimate the results of future operations of the cogeneration partnerships to determine the Company's share of future earnings.

Interest and Other Investment Income
Interest and other investment income during the three-month and nine-month periods ended December 31, 1996 decreased by $12,040 and $37,171, respectively, compared to the same periods ended December 31, 1995. Income from interest bearing investments decreased in both periods due to lower average interest rates compared to the prior year periods. In addition, for the nine months ended December 31, 1996, a decrease in unrealized holding gain of $7,568 contributed to the lower current year amount.

Other Income
Other income for the three- and nine-month periods ended December 31, 1996 increased by $116,313 and $106,048, respectively, compared to the corresponding periods of Fiscal 1996. The increase in both periods is due primarily to income earned from the settlement of a complaint against a competitor.

COSTS AND EXPENSES
Cost of Product Sales
Cost of product sales for the three-month periods ended December 31, 1996 and 1995 were $1,145,252 and $899,770, respectively, or 101% and 104% of revenues attributable to product sales. Cost of product sales for the nine-month periods ended December 31, 1996 and 1995 were $3,334,057 and $2,778,896, respectively, or 94% and 92% of product sales revenues. The decrease in the cost of sales percentage from the corresponding quarter of Fiscal 1996 is due primarily to the margin improvement realized on sales of solar electric products versus the previous year. The increase in the cost of sales percentage for the current nine-month period is due primarily to decreased sales volumes of solar thermal and radiant heating products, while related fixed overhead costs remained consistent with the prior year. The competitive activity in the solar thermal pool heating market discussed above also contributed to reduced margins during the first quarter of Fiscal 1997.

Costs of Development and Management Fees
Other than settlement of deferred expenses in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with the Project Segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated
Selling, general and administrative ("SG&A") expenses increased by $466,296 and $1,726,337 for the respective three- and nine-month periods ended December 31, 1996 compared to the corresponding periods of the prior year. These represent increases of 35% and 41%, respectively, for the three- and nine-month periods ended December 31, 1996 from the comparable periods in the prior year. Both Product and Project Segments contributed to the increases as discussed below.

Product Segment
SG&A expenses for the Product Segment for the three-month periods ended December 31, 1996 and December 31, 1995 were $460,084 and $471,345, respectively, representing 26% and 35% of the consolidated totals. SG&A expenses for the Product Segment for the nine-month periods ended December 31, 1996 and December 31, 1995 were $1,630,405 and $1,437,668, respectively, representing 28% and 34%
of the consolidated totals. The increase for the current nine-month period is due primarily to an increase in research and development expenses of $186,465 during the second quarter.

Project Segment
For the Project Segment, SG&A expenses for the three-month periods ended December 31, 1996 and December 31, 1995 were $1,338,816 and $861,259, respectively, or 74% and 65% of the consolidated totals. The higher amount for the quarter ended December 31, 1996 was due primarily to increased compensation expense of $258,244, the result of a decrease of $153,425 in deferred wages related to project development, and the timing of accrual of incentive compensation expense, which reflects a change in accounting estimate made to record incentive compensation expense in the period earned. Also contributing to increased SG&A for the quarter ended December 31, 1996 were legal fees and other expenses of $89,000 associated with the subpoenas issued by the U. S. Attorney's office as disclosed in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996. The Company also experienced an increase of $117,000 in other professional fees, as a result of accruing for certain expenses throughout Fiscal 1997 rather than in the fourth quarter.

SG&A expenses for the nine months ended December 31, 1996 and December 31, 1995 were $4,292,265 and $2,758,665, respectively, or 72% and 66% of the consolidated totals. The increase in Fiscal 1997 is due primarily to an increase in incentive compensation expense of $649,670, of which $563,448 is attributable to the timing issue discussed above, and to legal fees and other expenses of $692,142, including an estimated accrual of $200,000 for fees expected to be billed to the Company with respect to the U. S. Attorney's subpoenas, referenced above. The increase in other professional fees discussed above also contributed to the increased SG&A.

Interest Expense
Interest expense for the three- and nine-month periods ended December 31, 1996 decreased by $27,451 and $33,703, respectively, from the comparable periods ended December 31, 1995. The decrease in both periods is due primarily to an overaccrual of interest expense of $21,600 during the third quarter of Fiscal 1996 on the $2,500,000 loan to the Company from Stewart & Stevenson, Inc. ("S&S") and to a lower average interest rate during the three- and nine-month periods ended December 31, 1996 on the S&S loan and on the mortgages on the Company's corporate headquarters. This was partially offset by interest expense of $8,703 incurred in connection with Internal Revenue Service examinations of Fiscal 1993 and Fiscal 1994.

Provision for Income taxes
The provision for income taxes increased during the three- and nine-month periods ended December 31, 1996 by $76,727 and $209,522, respectively, compared to the same periods of the prior year. The Company provides for federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $263,196 from $903,090 at March 31, 1996 to $1,166,286 at December 31, 1996.

During the nine-month period ended December 31, 1996, cash of $106,084 was provided from operations, primarily from distributions of $5,925,333 received from partnerships, partially offset by the net income adjusted for non-cash items of $5,075,948, including partnership income of $6,006,356, and by a net change in assets and liabilities of $743,301.

During the current nine-month period, the Company's financing activities resulted in a decrease in cash of $14,236. This was due primarily to the repayment of borrowings of $198,535, partially offset by the Company's use of a short-term line of credit of $178,000.

Investing activities during the current nine-month period resulted in a decrease in cash of $35,743 due to the acquisition of property, plant and equipment of $33,243 and the contribution of additional capital of $2,500 to one of the partnerships.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project utilizing a portion of its $3,000,000 line of credit under the S&S loan agreement. At December 31, 1996 the Company had $2,500,000 outstanding under this line of credit, with an additional $500,000 available. The Company expects that its capital requirements for its operations, for repayment of long-term debt and for project development expenses will be met by its current cash and short-term investment position, as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, there can be no assurance of receipt of ownership distributions from certain operating projects or of the ability to borrow in amounts and on terms acceptable to the Company, particularly given NIMO's uncertain financial condition, as disclosed in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.

The Company has no material capital commitments for Fiscal 1997 other than as disclosed above and in its Annual Report on Form 10-KSB for the year ended March 31, 1996.

SUBSEQUENT EVENT
In accordance with the mortgage agreement with Key Bank of New York ("Key Bank") taken in conjunction with the renovation of the Company's corporate headquarters in 1991, the remaining principal in the amount of approximately $319,000 became due and payable on November 1, 1996. In October 1996 Key Bank issued a ninety-day extension on the maturity of the mortgage pending renewal for which the Company had previously applied. In January 1997 Key Bank committed to renewal of the mortgage for an additional five years subject to the satisfaction of certain conditions.

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
As disclosed in previous filings, on November 8, 1990, SNC, Ltd. commenced an action in New York Supreme Court, New York County, against Besicorp, Kamine Development Corp. and certain of their affiliates ("Kamine/Besicorp Defendants") and Ansaldo North America, Inc. On November 12, 1996 the Company and the other Kamine/Besicorp Defendants perfected their appeal of the Court's decision, which granted in part and denied in part the defendant's motions for summary judgment. SNC, Ltd. has cross-appealed the decision. The Appellate Division, First Department, has issued a stay of discovery pending its decision, which will be made after the oral argument takes place in March 1997.

As disclosed in previous filings, on or about May 2, 1996, certain officers, directors, employees, former employees of the Company, and certain spouses and affiliates thereof, were served subpoenas by the U.S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, NY. Subsequently thereto, the Company received numerous subpoenas for the production of documents and corporate records. The Company believes that the scope of the investigation may include the circumstances surrounding contributions by certain individuals associated with the Company to the 1992 and 1994 U.S. Congressional campaigns of Maurice Hinchey and use of the Company's assets in connection therewith. The Company has complied with the document requests contained in the subpoenas. At this time, based on the present status of the investigation, the Company does not know what effect, if any, the investigation and its outcome will have on its business. However, the Company has incurred and expects to continue to incur substantial legal fees and other expenses in connection with the investigation.

Other than as disclosed above, there have been no material changes in the legal proceedings to which the Company is a party as identified in its Annual Report on Form 10-KSB for the year ended March 31, 1996, its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 and its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a.)         Exhibit 27 Financial Data Schedule

(b.)         Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended December 31, 1996.


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