Form 10KSB
period 1997-03-31
BESICORP GROUP INC
filed 1997-06-30
CIK 320443

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                          Commission File No. 0-9964 Form 12b-25

                          NOTIFICATION OF LATE FILING

(Check One):_X_Form 10-KSB ___Form 20-F ___Form 11-K __ Form 10-QSB ___Form
N-SAR

    For Period Ended: March 31, 1997
    ( ) Transition Report on Form 10-K
    ( ) Transition Report on Form 20-F
    ( ) Transition Report on Form 11-K
    ( ) Transition Report on Form 10-Q
    ( ) Transition Report on Form N-SAR
    For the Transition Period Ended:_____________________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Full Name of Registrant: BESICORP GROUP INC.

Former Name if Applicable:

Address of Principal Executive Office (Street and Number): 1151 Flatbush Road

City, State and Zip Code: Kingston, New York 12401

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.


__X__  (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
__X__  (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form
       N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

_____  (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.




PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-KSB, 11-K, 10-QSB, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period:

 The Registrant's Annual Report on Form 10-KSB can not be filed within the prescribed time as a result of the Registrant's involvement in ongoing negotiations with Niagara Mohawk Power Corporation. The negotiations have required a significant amount of time of the Chief Financial Officer and other management of the Registrant. Accordingly, the subject report could not be filed without unreasonable effort and expense and the Registrant seeks relief pursuant to Rule 12b-25(b).

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Name: Michael J. Daley Telephone Number: 914-336-7700

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) been filed? If answer is no, identify report(s).___X___Yes _____No
______________________________________________________________________________

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? ____X__Yes ______No

If so, state an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made:

 During the fiscal year ended March 31, 1997, the Company realized net income of approximately $1,174,000, an increase of $3,652,000 compared to the net loss of $2,478,000 for fiscal year ended March 31, 1996. The primary reasons for this increase in net income are the Company's recording of income from partnerships of approximately $7,907,000, up from $3,445,058 for the comparable prior period.

Name of Registrant as Specified in Charter: BESICORP GROUP INC.

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.



                       By: /s/ Michael F. Zinn
Date: June 30, 1997    President, Chief Executive Officer

