Form 10KSB
period 1997-03-31
BESICORP GROUP INC
filed 1997-07-14
CIK 320443

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1997 Commission file number 0-9964

                              BESICORP GROUP INC.
                 (Name of small business issuer in its charter)

New York 14-1588329
(State or other jurisdiction of incorporation or organization) (Internal Revenue Service Employer Identification No.)

1151 Flatbush Road, Kingston, N.Y. 12401
(Address of principal executive offices (Zip Code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

The issuer's revenues for its most recent fiscal year: $14,567,551

The aggregate market value of Common Stock, $.10 par value, held by nonaffiliates based upon the closing AMEX sale price on June 23, 1997 was approximately $22,275,747.

The number of outstanding shares of Common Stock, $.10 par value, on June 23, 1997 was 2,934,656 Common Shares.

Transactional Small Business Disclosure Format: Yes____ No __X_

DOCUMENTS INCORPORATED BY REFERENCE:
The information called for by Part III is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held September 30, 1997, which will be filed on or before July 29, 1997.

                              BESICORP GROUP INC.

Cross-Reference Sheet/Documents Incorporated by Reference Securities and Exchange Commission Item Number and Description



                                       PART I                                  Page No. in
                                                                                this Form
                                                                                 10-KSB


Item 1.   Description of Business                                             1 - 13


Item 2.   Description of Properties                                           13


Item 3.   Legal Proceedings                                                   14 - 17


Item 4.   Submission of Matters to a Vote of Security Holders                 17


                                      PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder      17 - 18
          Matters


Item 6.   Management's Discussion and Analysis or Plan of Operation           19 - 24


Item 7.   Financial Statements                                                25 - 46


Item 8.   Changes in and Disagreements with Accountants on Accounting and     46
          Financial Disclosure


                                      PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;       47
          Compliance with Section 16(a) of the Exchange Act


Item 10.  Executive Compensation                                              47


Item 11.  Security Ownership of Certain Beneficial Owners and Management      47


Item 12.  Certain Relationships and Related Transactions                      47


                                      PART IV


Item 13.  Exhibits, Lists and Reports on Form 8-K                             47 - 48


          Signatures                                                          49


          Index to Exhibits                                                   50 - 51



This Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to risks and factors identified in this Form 10-KSB and as may be identified from time to time in the Company's future filings with the SEC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS:

BESICORP GROUP INC. (together with its subsidiaries the "Company") specializes in the development of power projects and energy technologies. The Company was organized under the laws of the State of New York in 1976.

Working with partners, the Company develops independent power projects (the "Project Segment"). Domestically, the Company has partnership interests in six completed gas-fired cogeneration plants located in New York State. Internationally, the Company has an interest in a development project to build a coal-fired power plant in India. In addition, the Company is pursuing the development of new power projects in countries within Asia and Latin America.

The Company also provides engineering, system design, project management and turn-key installation of photovoltaics ("PV") and thermal energy systems and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network (the Product Segment"). In November 1996 the Company discontinued its non-agricultural heat transfer product lines.

During the five years ended March 31, 1997, the revenues and income (loss) per segment were as follows:


Year ended         Project Segment                 Product Segment


              Revenues      Income (loss)     Revenues     Income (loss)
3/31/97    $   9,638,394 $      2,888,567  $  4,929,157   $   (1,714,845)
3/31/96        4,046,089         (902,722)    4,033,430       (1,575,597)
3/31/95        9,702,467        1,325,526     4,593,675       (1,692,603)
3/31/94        5,566,798        1,264,220     3,759,470       (1,257,699)
3/31/93       16,035,598        9,965,074     2,855,822         (280,283)



See Note 17 of Notes to Consolidated Financial Statements for details of segment information.

PROJECT SEGMENT - DEVELOPMENT AND OWNERSHIP ACTIVITIES:

Business Strategy and Revenue Sources The Company develops independent power projects with the primary intent to maintain long- term interests. The Company's Project Segment business strategy is to bring early-stage development, financial and analytical skills to a project and build alliances with partners who offer strategic services and capital to new projects. The Company develops projects jointly with partners and holds its ownership interests, primarily in the form of partnership interests, through special-purpose entities formed to be the legal owners of the projects. Financing for these entities is secured solely by their respective assets.

The development of a typical project involves structuring long-term relationships with participants in one or more projects. Project concepts and technical options are reviewed, and necessary contracts and relationships are established. Rights to projects may also be acquired in various stages of development. Each transaction and relationship is unique in that the terms and conditions are specifically negotiated based upon the requirements and circumstances of the proposed project, in particular, the location and the capabilities of the participants.

A significant portion of the Company's selling, general and administrative expenses is expended on project development activities. Prior to projects entering the construction phase, the Company's internal costs as well as certain third party development costs are funded from its internal sources, borrowings, and development funding agreements.

The Company has earned development fees by taking an active role in the early stage development of each project. Development fees are generally paid from the proceeds of the project loans and are capitalized as part of the cost of the project. The amounts and timing of such payments of development fees are subject to negotiations with the parties to the transaction and represent the Company's fees for services it provides. There can be no assurance that the Company will earn development fees on new project opportunities. The Company structures proposed projects from an economic and financial perspective. The Company prepares financial models of the project taking into account operating parameters and risk considerations, documents the project, and arranges and negotiates appropriate development capital and construction and long-term financing. In addition, the Company negotiates power purchase agreements ("PPA"), host contracts, permitting arrangements, engineering and construction contracts, fuel supply and transportation agreements, and financial participation and risk sharing agreements. A PPA is a long-term contract pursuant to which the electrical output of the cogeneration plant will be purchased by a utility. The PPA is the most critical contract in the project development process, as a significant portion of the revenues are generally derived thereunder.

Other anticipated sources of revenues and cash flows are income and distributions from project operations and management fees for coordinating and overseeing partnership activities during the construction and operating phases of the projects.

Construction, operation, engineering, and design of a project are contracted on a turn-key basis to third parties. When development is substantially complete, the projects typically enter into construction financing and when construction is complete, the projects enter into long-term debt and/or equity financing. To the maximum extent possible, financing is arranged on a limited- recourse basis, with the sources of repayment being limited to the revenues generated by the particular project(s) being financed. Except to the extent that the Company provides bridge or other financing to a project, the debt of the partnership is collateralized solely by the assets of the project(s), without guarantees of repayment by the Company.

Each of the Company's domestic projects discussed under "Project Descriptions" is owned by a separate partnership entity of which a Besicorp subsidiary is a general partner, and, in certain instances, a separate subsidiary of the Company holds a limited partner interest as well. The types of ownership entities formed with respect to international power projects are dependent upon foreign and domestic taxation, limiting liability and other legal considerations. Partnership profits and losses are allocated in accordance with each applicable partnership agreement and cash distributions, if any, in excess of debt service and operating expenses are paid to the Company and other partners. Upon commencement of operations of a power facility, the Company continues to monitor and manage its ownership interests.

As a result of a decline in opportunities in the independent power industry in the United States, as discussed below, the Company's strategy has been to focus on foreign project development primarily in Latin America and Asia. During Fiscal 1997 the Company continued to expend significant effort to develop projects in Brazil and Mexico. To date the Company has only developed operating projects located in the United States. There can be no assurance that the Company will be successful in international project development.

Industry Information

In recent years, the domestic independent power industry has stagnated. Utilities have lower "avoided costs" of power, due largely to a surplus of spot market short-term energy. In addition, utilities have cited level or decreasing demand for power as a basis for not signing PPA's with independent, non-utility generators ("NUG's"). Furthermore, certain regulatory entities have created uncertainty as to their stance towards NUG's.

As the independent power industry has slowed in the United States, opportunity has emerged internationally resulting in a competitive market. Many of the less developed nations have the need for increased electric power generating capacity but have limited access to capital. Many of these countries have invited proposals from foreign developers to meet their needs for development.

Projects overseas require long development periods and considerable capital. The risks in less developed markets are also considerable, encompassing political and expropriation concerns, currency translation and the risks associated with operation. The market is relatively new and unproven, presenting a variety of risks and challenges to the developers of independent power.

Funding for international projects has come from various sources, including the private sector (both domestic and international), government sponsors, the Export-Import Bank of the United States, the Overseas Private Investment Corporation and other commercial banks. There can be no assurance that the Company will be able to secure any funding or sufficient funding in connection with its international development projects.

NIMO Contracts

New York State, where the Company owns interests in six completed power plants, has undergone particular turbulence with regard to the independent production of power. Niagara Mohawk Power Corporation ("NIMO") is the principal purchaser of electricity produced by the Company's five operating projects. In 1995 NIMO, which has a large number of contracts with independent power producers, sought, through the Public Service Commission of the State of New York ("PSC"), a significant reduction in the price for power purchased from NUG's, and has declared that it may avail itself of a bankruptcy proceeding in order to obtain relief from the high cost of independent power contracts.

During 1995 revised PPA's for the Company's five NIMO projects became effective. These agreements were renegotiated by the Company and its partner, Kamine Development Corporation (together with its affiliated companies, "Kamine") in 1994. (See "Significant Development Relationships" below.) The revised contracts provide NIMO with more favorable terms and operating flexibility and removed accounting liabilities termed "tracking accounts" from all of the contracts and reduced the risk of curtailment in running hours. The implementation of the revised PPA's required the restructuring of financing arrangements and numerous other underlying agreements for each project.

On August 1, 1996 NIMO offered to terminate 44 of its power contracts with 19 independent power producers ("IPP's"), including the Company's five PPA's. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts.

On May 21, 1997 the PSC announced that it was granting utilities the right to activate curtailment clauses which are contained in certain PPA's. Activation of these curtailment clauses would likely result in a reduction or elimination of running hours for applicable projects. However, because the risk of curtailment in running hours was reduced for its five NIMO projects, the Company does not anticipate that this announcement will have an adverse impact on its operations.

In addition to the degree of uncertainty created by NIMO's threatened bankruptcy, there can be no assurance as to the ultimate impact the current NIMO negotiations will have on the Company's operations.

Project Descriptions

The following is a list of projects, including operating projects and projects under development, in which Besicorp has a material interest. Projects under development are listed only where there is a PPA or comparable major contract in place, and, in the opinion of the Company, there is a reasonable likelihood of completing development of that project. From time to time, the Company may discontinue development of a project, or make material modifications to the proposed scope of the project, including costs, capacity, and estimated commercial operation dates.


                  Actual or
                  Estimated    Percentage
                   Facility      Equity          Actual or
                     Cost     Ownership at       Estimated
                  (millions)  June 30, 1997      Commercial
Project Name         (1)           (2)         Operation Date
--------------   ------------ -------------  ------------------


IN OPERATION:
Carthage
Cogeneration
Facility (58
megawatts)                $67          50.0%      November 1991
South Glens
Falls
Cogeneration
Facility(58
megawatts)                 63          50.0       November 1991
Natural Dam
Cogeneration
Facility (49
megawatts)(3)              86          50.0       July 1993 (3)
Syracuse
Cogeneration
Facility (79
megawatts)                183        35.715   February 1994 (3)
Beaver Falls
Cogeneration
Facility (79
megawatts)                199          50.2       June 1995 (3)
Allegany
Cogeneration
Facility (55
megawatts)
(3)                        95          50.0   December 1994 (4)

Krishnapatnam
Project (500      (estimated)
megawatts)                700          50.0    (estimated) 2001


(1) Represents the financing provided to the facility for physical plant, contract costs and letter of credit and working capital needs.

(2) Indicates the Company's ownership in the project entities.

(3) Pursuant to the terms of the PPA, the project is currently operating in standby availability status.

(4) In November 1995 Kamine/Besicorp Allegany L.P. filed a voluntary petition for bankruptcy under Chapter 11. The Allegany Cogeneration Facility is currently not operating as a result of the bankruptcy and protracted litigation involving the project. See Item 1. Description of Business. "Allegany Cogeneration Facility" and Item 3. Legal Proceedings.

The Company earns fees for developing its projects that are recognized as revenue when deemed payable under the agreements. The project partnerships are expected to generate income from the operation of the facilities; however, in early years of operation, significant book losses may be incurred, and the Company will not recognize income until such time as the operating income of the projects exceeds accumulated losses. During Fiscal 1995 the Carthage, South Glens Falls and Natural Dam partnerships generated income from operations which exceeded the cumulative prior year losses, and consequently the Company recognized income from these partnerships. The Carthage and South Glens Falls partnerships continued to generate income during Fiscal 1996, and the Company recognized additional income from these partnerships. During Fiscal 1997 the Carthage and South Glens Falls partnerships again generated income, and, in addition, the Natural Dam and Beaver Falls partnerships earned income from operations in excess of cumulative prior year losses. As a result, the Company recognized income on these four projects. There can be no assurance that income will be recorded from these or other project partnerships in the near future as income is dependent upon the results of operations which may vary. See Note 5 to the Notes to Consolidated Financial Statements.

The following is an expanded discussion of the status of each of the projects listed above.

Domestic Projects:

CARTHAGE COGENERATION FACILITY
The Carthage Cogeneration Facility, located in Carthage, NY, at the site of a paper mill owned by James River II, Inc. is a natural gas fired cogeneration plant which is leased from General Electric Capital Corp. ("GECC") by a project partnership, of which the Company is a 50% owner. A revised PPA is in place to sell approximately 58MW of electricity to NIMO over a period of 35 years commencing in November 1994. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $67 Million.

The facility was constructed by Ansaldo North America, Inc. (together with its affiliated companies "Ansaldo") on a completely turn-key basis. Commercial operations commenced in November 1991. Steam is provided to the host mill under terms of an energy services agreement. Operations and maintenance of the facility are provided by Stewart and Stevenson Operations, Inc. ("SSOI"). The primary supplier of natural gas for the project is Renaissance Energy Ltd. ("Renaissance") of Alberta, Canada. In 1990 the Company assigned a portion of its future development fees in this project to the Kamine/Besicorp GlenCarthage Partnership ("GlenCarthage") as discussed below.

During Fiscal 1997 the Company recorded $63,530 of management fees from the project and anticipates receiving additional management fees throughout the term of the lease agreement. Ownership distributions of $2,406,220 and distributions of $133,950 to fund gross receipt taxes were received by the Company in Fiscal 1997.

SOUTH GLENS FALLS COGENERATION FACILITY
The South Glens Falls Cogeneration Facility, located in South Glens Falls, NY, at the site of a paper mill owned by Encore Paper Company, Inc., is a natural gas fired cogeneration plant which is leased from GECC by a project partnership, of which the Company is a 50% owner. A revised PPA is in place to sell approximately 58MW of electricity to NIMO over a period of 35 years commencing in November 1994. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $63 Million.

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in November 1991. Steam is provided to the host mill under terms of an energy services agreement. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is Renaissance. In 1990 the Company assigned a portion of its future development fees in this project to GlenCarthage as discussed below.

During Fiscal 1997 the Company recorded $60,451 of management fees from the project and anticipates receiving additional management fees throughout the term of the lease agreement. Ownership distributions of $2,592,261 and distributions to fund gross receipt taxes of $144,875 were received by the Company in Fiscal 1997.

KAMINE/BESICORP GLENCARTHAGE PARTNERSHIP
The Company assigned a portion of its expected future development fees in the Carthage and South Glens Falls projects to Nova Northwest, Inc. ("Nova") in consideration of funding of $2,500,000 on November 9, 1990, which was paid to GlenCarthage in which a subsidiary of the Company is a 50% general partner. In conjunction with the sale/leaseback transactions during Fiscal 1995 with GECC, this partnership's obligation to Nova was repaid in full by obtaining loans from the Carthage and South Glens Falls projects. Distributions of development fees paid to GlenCarthage by the two projects, which were in excess of the partnership's debt service requirements, in the aggregate amount of $670,027 were received by the Company during Fiscal 1997 under this arrangement.

NATURAL DAM COGENERATION FACILITY
The Natural Dam Cogeneration Facility, located in Gouverneur, NY, at the site of a paper mill owned by The Fonda Group, is a natural gas fired cogeneration plant which is leased from GECC by a project partnership of which the Company is a 50% owner. A revised PPA is in place to sell approximately 49MW of electricity to NIMO over a period of 35 years commencing in November 1994. Pursuant to the terms of the PPA, during the period through January 2001 the facility is expected to be on standby availability. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $86 Million.

The facility was constructed by Century Contractors West, Inc., on a completely turn-key basis. Commercial operations commenced in July 1993. Steam is provided to the host mill under terms of an energy services agreement. Operations and maintenance are provided by SSOI. The primary supplier of natural gas for the project is Norcen Energy Resources Limited ("Norcen"), formerly known as North Canadian Marketing Inc.

During Fiscal 1997 the Company recorded $71,050 of management fees from the project and anticipates receiving additional management fees throughout the term of the lease agreement. Ownership distributions of $1,640,853 and distributions to fund gross receipt taxes of $33,517 were received by the Company during Fiscal 1997.

CARTHAGE, SOUTH GLENS FALLS AND NATURAL DAM COGENERATION FACILITIES FINANCINGS During Fiscal 1995 the Company entered into long-term financing agreements in the form of sale/leaseback transactions with GECC for the Carthage, South Glens Falls and Natural Dam projects. The lease agreements for the Carthage and South Glens Falls projects have 25-year terms and the Natural Dam project has a 20-year term, all commencing in December 1994. The financings for these three projects are cross-collateralized. A default in payment on one project would result in an encumbrance on otherwise distributable cash from either or both of the other projects.

SYRACUSE COGENERATION FACILITY
The Syracuse Cogeneration Facility, located in Solvay, NY, on the site of a chemical plant owned by the Hanlin Group, is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 35.715% owner. A revised PPA is in place to sell up to 79MW of electricity to NIMO over a period of 35 years commencing in November 1994. Pursuant to the terms of the PPA, during the period through January 2001 the facility is expected to be on standby availability. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $183 Million. The facility was constructed by Ansaldo on a completely turn-key basis. Ansaldo was granted a limited partnership interest in consideration of the bridge financing it provided to the project, thereby reducing the Company's ownership interest from 50% to 35.715%. Commercial operations commenced in February 1994. Steam is provided to the New York State Fair, a division of the New York State Department of Agriculture and Markets, under terms of an energy services agreement. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is Norcen.

A development fee of $1.25 Million was received by the Company on April 30, 1997 upon conversion of the construction financing to term financing and was recognized as revenue during Fiscal 1997. During Fiscal 1997 the Company recorded $68,662 of management fees from the project and anticipates receiving additional management fees throughout the term of the financing agreement. To date no ownership distributions have been received from the Syracuse project, and the Company can not predict when material distributions, if any, will commence. However, distributions of $83,077 were received by the Company during Fiscal 1997 to fund gross receipt taxes.

BEAVER FALLS COGENERATION FACILITY
The Beaver Falls Cogeneration Facility, located in Beaver Falls, NY, on the site of a paper mill owned by Fiber Mark, Inc. ("FI"), (formerly Specialty Paperboard, Inc.), is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 50.2% owner. A revised PPA is in place to sell up to 79MW of electricity to NIMO over a period of 35 years commencing in May 1995. Pursuant to the terms of the PPA, during the period through January 2001 the facility is expected to be on standby availability. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $199 Million.

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in June 1995. Steam is provided to the host mill as well as to an adjacent mill owned by Armstrong Gasket Products, Inc., which was purchased from FI. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is Norcen.

During Fiscal 1997 the Company recorded $60,523 of management fees from the project and anticipates receiving additional management fees throughout the term of the financing agreement. To date no ownership distributions have been received from the Beaver Falls project, and the Company can not predict when material distributions, if any, will commence. However, distributions of $171,649 were received by the Company during Fiscal 1997 to fund gross receipt taxes.

SYRACUSE AND BEAVER FALLS COGENERATION FACILITIES FINANCINGS
For both Syracuse and Beaver Falls, construction and permanent financing was provided by bank groups led by Deutsche Bank AG, New York branch ("Deutsche") (as agent), and subordinated loans were provided by Ansaldo and affiliates of Siemens Corporation. In October 1994 the financing agreements for these projects were restructured in order to accommodate the revised NIMO PPA's. The

Company intends to refinance these projects with longer-term financing, but was unable during Fiscal 1997, and is currently unable to do so primarily due to NIMO's uncertain financial circumstances. Given the structure of the current financing, it is unlikely that the Company will receive cash distributions until a refinancing can be effected.

ALLEGANY COGENERATION FACILITY
The Allegany Cogeneration Facility, located in Rossberg, NY, is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 50% owner. Commercial operations of the facility commenced in December 1994. However, as a result of litigation among and between the parties to the project, the facility is currently not in operation (see Item 3. Legal Proceedings.) The Company can not estimate when or if this facility will commence commercial operations again.

A PPA is in place to sell approximately 55MW of electricity to Rochester Gas and Electric ("RG&E") over a period of 25 years. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $95 Million.

In August 1993 construction and permanent financing was provided by GECC. At the closing the Company received development fees of $750,000 and expense reimbursements of $71,696. Construction had commenced in March 1993 under bridge financing provided by Besicorp and Kamine. At the closing Kamine/Besicorp Allegany L.P. ("KBA"), the project partnership, paid S&S $300,000 on behalf of the Company, thereby reducing the bridge financing from $2,800,000 to $2,500,000. The bridge financing was converted to a subordinated term loan due from the project partnership. It was anticipated that, in turn, these moneys would be advanced to Allegany Greenhouse, Inc. ("AGI"), the owners of the originally contemplated steam host, a greenhouse facility, to be repaid over a term of approximately twelve years unless sooner refinanced. At March 31, 1997, $1,944,624 of the $2,500,000 had been funded to AGI.

The facility was constructed by Ansaldo on a completely turn-key basis. Operations and maintenance of the facility are provided by SSOI. The primary supplier of natural gas for the project is MidCon Gas Services Corp. of Houston, Texas. A distilled water facility owned by GECC is the steam host for this project. AGI, under terms of a 25-year energy services agreement, was to operate a greenhouse as a steam host. (See "Item 3, Legal Proceedings" for further discussion of this project.) During Fiscal 1997 the Company recorded $53,460 of management fees from the project, and payments continue to be made as called for under the financing agreement as approved by the Bankruptcy Court. (See "Item 3, Legal Proceedings".) To date no ownership distributions have been received from Allegany, and the Company can not predict when material ownership distributions, if any, will commence. No ownership distributions are expected during the pendency of the ongoing litigation regarding this project. The Company received no distributions to fund gross receipt taxes during Fiscal 1997.

International Projects:

KRISHNAPATNAM PROJECT (UNDER DEVELOPMENT)
The Krishnapatnam project contemplates the development of a coal-burning power plant to be located near the village of Krishnapatnam, 120 miles north of Madras on India's Eastern coast. This project is 50% owned by the Company. However, it is likely that, due to the size of the project and the amount of debt and equity capital necessary to be raised, the Company's ownership interest will be reduced by the participation of equity investors. A PPA was entered into in November 1994 with the Andhra Pradesh State Electricity Board of India to sell approximately 500MW of electricity. A renegotiated PPA is expected to be signed prior to financial closing and the start of construction. The facility is being developed in partnership with Chesapeake Power Investments Co. ("Chesapeake"). (See Significant Development Relationships" below.) Capital costs to construct this project are currently estimated to be approximately $700 Million.

Completion of the pre-construction phase of the project requires forming strategic alliances and achieving contracts for engineering procurement, fuel, and operations and maintenance and various permits and other local approvals, as well as making arrangements for debt and equity for the project's total cost. Assuming that the development of this project is successful, including obtaining project financing, current plans are to begin construction in 1998 and commence commercial operations in 2001.

With respect to the development of the Krishnaptnam project in India, since 1995 the Company has secured commitments from third parties funding an aggregate $5.5 Million for project development and a potential $65 Million for equity.

Through March 31, 1997, the Company has received $935,926 for reimbursement of development costs. Additional development financing will be sought from new participants in Fiscal 1998. Such funding will be used to continue development of the Krishnapatnam project. There can be no assurance that additional development funds will be secured.

SIGNIFICANT DEVELOPMENT RELATIONSHIPS
In 1986 the Company entered into a Master Project Development Agreement ("MPDA") with Kamine pursuant to which the companies agreed to jointly develop certain cogeneration plants in North America, excluding Mexico. In addition, the MPDA provides for sharing of future project development opportunities of either of the two companies which meet the criteria of the MPDA. All cogeneration projects in operation, as discussed under the heading "Project Descriptions," have been developed as part of the Kamine relationship. All projects developed with Kamine are to have equal ownership and sharing of development fees unless otherwise modified by agreement. Each party bears its own internal costs of development. The MPDA extends through 2000.

The Company is pursuing opportunities for the development of projects internationally. In connection with this effort, in 1994 the Company entered into a partnership agreement with Chesapeake and Chesapeake Power Transport, Inc. The agreement, as amended, provides for the joint development of power plants located in India. The agreement expires in January 2006. Pursuant to this agreement, the Company is developing the Krishnapatnam project in India.

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

The Company's domestic projects are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced by a project and the geographical location, zoning, land use and operation of a project. Applicable federal environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

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

FOREIGN REGULATORY COMPLIANCE AND OTHER RISKS OF INTERNATIONAL OPERATIONS
The Company's present strategy is to focus on foreign project development. The Company's business is subject to the risks of international operations, including compliance with and unexpected changes in foreign regulatory requirements, trade barriers, currency control regulations, fluctuations in exchange rates, political instability, local economic conditions, and difficulties in staffing and managing foreign operations. To date the Company has only developed operating projects located in the United States. There can be no assurance that the Company will be successful in international project development.

PRODUCT SEGMENT - TECHNOLOGY ACTIVITIES:

The Company, through wholly-owned subsidiaries, fabricates, manufactures, distributes and develops solar electric or PV products and systems and solar thermal and heat transfer technology products and systems. In November 1996 the Company discontinued its non-agricultural heat transfer product lines offered through its subsidiary, Bio Thermal Unlimited, Inc.

The Company's strategy in the solar electric business is to become a niche marketer and a worldwide supplier of solar electric power products and systems to the growing domestic and international markets. Through its existing arrangements, the Company is building a diversified portfolio of power supply projects and products while establishing strategic marketing and manufacturing alliances based upon the Company's proprietary technologies and expertise. In addition to utilizing the Company's own resources, products are developed using government grants, utility-funded projects, and technology demonstration contracts to the extent practicable.

The Company conducts its solar thermal and heat transfer businesses through a subsidiary, Bio-Energy Systems, Inc. ("BIO"). The principal markets are solar pool heating and heating systems for commercial greenhouses.

Effective April 1, 1997, the Company began conducting its PV business through a single subsidiary, SunWize Technologies, Inc. ("SunWize"). SunWize was incorporated in February of 1997 in connection with the consolidation of three subsidiaries (SunWize Energy Systems, Inc., SunWize Specialty Products, Inc. and SunWize Marine Technologies, Inc.) into one company.

SunWize has been organized into three strategic business units: (1) Power and Infrastructure Projects, which offers large-scale PV power project development, execution and aftermarket service for infrastructure applications, including telecommunications, rural electrification, water pumping, desalination, ice-making and other remote power needs. The products range from large, shelter-based PV generator hybrid power stations to small, modular stand-alone PV systems. (2) PV Module Manufacturing and Integration, which specializes in high value-added products powered by solar electric power modules. SunWize has developed proprietary and unique solar power supply products for the wireless electronics and telecommunications industries as well as proprietary polymer encapsulation production processes for low-cost PV modules that can be integrated into other products for consumer, commercial and industrial use. (3) PV Product Fabrication and Distribution, which markets and sells packaged solar electric power products and systems, system components, and system accessories.

NYSERDA Projects The Company, through its SunWize subsidiary, has entered into various funding and development arrangements with the New York State Energy Research and Development Authority ("NYSERDA") in connection with certain of its energy technologies. The following describes the NYSERA-related projects:

In March 1994 NYSERDA co-sponsored with SunWize a research initiative aimed at lowering the cost and widening the use of solar electric technology for consumer products by encapsulating PV cells in urethane. NYSERDA provided $112,774 of funding for this project, to be repaid from profits on future sales of any products which have been developed as a result of this project. This initiative was completed in March 1996, and the agreement was modified to include additional development activities designed to increase production efficiency and lower the overall cost of PV modules. NYSERDA is providing $219,696 of the estimated costs of $491,266 for these activities, to be repaid from profits on future sales of the additional products developed. The estimated completion date is September 1998.

In September 1994 NYSERDA entered into a cost sharing agreement with SunWize to build ten skid-mounted PV hybrid power systems: nine for demonstration at certain remote government and non-profit facilities across the state and one which is to be delivered to an independent testing lab to verify performance under the National Electric Code. Pursuant to this agreement, the Company will be reimbursed $366,142 of its estimated costs of $420,622 by NYSERDA, to be repaid from revenues on future sales of these systems to other parties. Six hybrid power systems were completed and shipped during Fiscal 1997. However, due to a delay by NYSERDA in the processing of site agreements, the construction of the remaining systems is not expected to be completed for shipment until August 1997. In March of 1996 this agreement was expanded to include two additional initiatives. The first is the development of a controller for the PV hybrid system designed to improve the energy efficiency of the system. The second involves the development of a PV ice-making system to be tested in Mexico pursuant to an agreement with Sandia National Laboratories and the State Government of Chihuahua. NYSERDA is providing $140,130 of the estimated costs of $295,265 for these projects, to be repaid from revenues on future customer sales of PV hybrid systems. The estimated completion date for these new initiatives is April 1998.

In March of 1996 a separate agreement was signed by SunWize with NYSERDA to develop a series of electronic controllers for small- scale PV systems of up to 175 watts. NYSERDA is providing $23,154 of the estimated costs of $48,889 for this project, to be repaid from revenues on future sales of these controllers. The estimated completion date for this new project is July 1997.

In February 1997 NYSERDA entered into an agreement with SunWize to design, develop, manufacture, test and deliver 200 PV solar home systems to a remote community in Chihuahua. NYSERDA is providing $114,495 of the estimated costs of $318,236 for this project, to be repaid from revenues on future customer sales of this product. The remaining costs of this project will be shared by SunWize, Sandia National Laboratories and the Chihuahua Directorate of Rural Development. The estimated completion date is March 1999.

In March 1997 SunWize and NYSERDA entered into a cost-sharing agreement to develop a photovoltaic cellular telephone power supply and charger. The product will allow any cellular phone hand-set to operate directly on solar power, will be compact enough to be carried in a handbag and will have the ability to be deployed in several different ways. NYSERDA is providing $196,193 of the estimated costs of $416,612 for this project, to be repaid from revenues on future customer sales of this product. The estimated completion date is May 1998.

While a significant portion of the Company's Product Segment development is in collaboration with NYSERDA, the Company does not believe that it is dependent on NYSERDA for the development and manufacture of its current or future products. Loss of NYSERDA sponsorship would necessitate that the Company replace such funding through internal resources or other third-party arrangements.

The Company markets and sells products through dealers and distributors nationwide with solar thermal products primarily sold in sunbelt areas. In addition, the Company has distributors in Europe, the Pacific Rim, and other markets.

In January 1997 SunWize and Samsonite Corporation mutually terminated their agreement to jointly develop, manufacture and market solar electric-powered cases. These cases were intended to be used to power and recharge laptop computers, cellular phones and other electronic products that ordinarily require batteries for portable use. The Company will continue the development of this product line independently.

CUSTOMERS AND BACKLOG
The Company fills orders from inventory and draws from its inventory to fabricate and manufacture custom orders; therefore, backlog is generally filled within the following quarter. Certain sales may be drop-shipped from manufacturers' locations. Backlog of orders was $382,410, $497,664 and $286,892 as at March 31, 1997, March 31, 1996 and March 31, 1995, respectively. During the year ended March 31, 1997, sales to one customer accounted for approximately 23% of Product Segment sales. No customer accounted for more than 10% of sales for the years ended March 31, 1996 and 1995.

Competition The Company competes with approximately ten businesses engaged in the distribution of solar electric products, of which three have larger market share than the Company. Concerning value-added solar electric products and systems, the Company believes that the market is highly fragmented. The Company competes with many businesses engaged in the sale of solar thermal energy products. Of such companies, there are several in the industry with significant market share. In the heat transfer business the Company competes with several other businesses, two of which hold significant market share.

The Company competes primarily on the basis of service, technical merits, and pricing.

RESEARCH AND DEVELOPMENT
The Company has continued to expand its efforts in technology development, particularly solar electric products. Expenditures for research and development for the last three years were $646,817 in Fiscal 1997, $426,239 in Fiscal 1996 and $480,459 in Fiscal 1995. Personnel expenses, comprising a substantial portion of these amounts, were $301,055 in Fiscal 1997, $324,662 in Fiscal 1996 and $431,002 in Fiscal 1995. Of the total amounts, expenses attributable to the Company's agreements with NYSERDA were $414,307 in Fiscal 1997, $229,658 in Fiscal 1996 and $115,883 in Fiscal 1995. The Company anticipates comparable expenditures in Fiscal 1998 to further its efforts in technology development.

SUPPLY
The Company purchases solar electric products from several large manufacturers, of which Siemens Solar Industries of Camarillo, California is the principal supplier. There are no problems foreseen in the Company's ability to purchase materials for any of its businesses. The Company procures extruded materials for its proprietary solar thermal and heat transfer products from producers of plastic and synthetic rubber extrusions using dies made to order for the Company. The principal supplier of proprietary extruded materials is The Johnson Rubber Company, a division of Duramax, Inc. of Middlefield, Ohio. The Company purchases non- proprietary extruded materials from several producers of plastic extrusions.

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

The Company owns the following U.S. patents relative to its product sales:

     4,270,596 (method and apparatus by which tubes of SolaRoll are separated from one another for connection to headers and to form crossovers remote from headers - expires June 2, 1998);

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

     4,353,352 (solar thermosyphon water heater - expires October 12, 1999);

     4,354,546 (header pair and tube mat connection - expires October 19, 1999); and

     4,399,319 (thermally insulated composite flexible hose - expires August 10, 2000).

EXPORT SALES
The Company's export sales, principally to Europe and the Pacific Rim, for the Fiscal years ended March 31, 1997, March 31, 1996 and March 31, 1995 were $297,761, $455,114 and $548,669, respectively. Generally, the Company's sales to its foreign distributors are made based upon payment in U.S. dollars by confirmed irrevocable letters of credit or by wire transfer.

EMPLOYEES
As of March 31, 1997, the Company had 82 full-time employees. None of these employees are represented by a union. In the opinion of management, its relationship with its employees is good.

The Company's growth and profitability are dependent upon, among other things, the abilities and experience of the Company's management team, including Mr. Michael F. Zinn, the Company's Chairman, Chief Executive Officer and President. If the services of Mr. Zinn or a number of the Company's executive officers were no longer available to the Company, the Company's business, financial condition and results of operations could be adversely affected.

WARRANTIES
The Company has no warranty obligations with respect to the cogeneration projects described above.

Warranty expense for the Company's Product Segment sales is provided on the basis of management's estimate of the future costs to be incurred under product warranties presently in force. Adjustments to revenue or expense are reflected in the period in which revisions to such estimates are deemed appropriate. Warranty expense for Fiscal years 1997, 1996 and 1995 was $295,333, $176,117 and $178,943, respectively.

ITEM 2. DESCRIPTION OF PROPERTIES

The following is a description of the Company's principal properties:

1151 Flatbush Road, Kingston, New York: owned and subject to mortgages totaling $643,406 at March 31, 1997. The property includes land, a building measuring 8,000 square feet housing the corporate, project development and technology offices, and additional rental units.

48 Canal Street, Ellenville, New York: owned and subject to a mortgage totaling $63,400 at March 31, 1997. The property includes land and a building measuring 52,000 square feet. Approximately half this space is used for general administration, sales offices, fabrication and distribution activities and for inventory warehousing. The remaining space is not needed for operations and is currently vacant.

1 Sun Street, Stelle, Illinois: leased for $550 per month currently. The term of the lease is one year. The solar electric business occupies 2,000 square feet in a commercial building which serves as a sales office.

90 Boices Lane, Kingston, New York: leased for $8,500 per month currently. The term of the lease is six months and renews automatically for successive six-month periods with either party having the right to terminate the lease upon 90 days' written notice. The solar electric business occupies 17,000 square feet in a commercial building of which 2,000 square feet are office space and 15,000 square feet are for warehousing, manufacturing and assembly.

The Company believes its facilities, as specified above, are suitable and adequate for its current operations. See Management's Discussion and Analysis - Liquidity and Capital Resources.

ITEM 3. LEGAL PROCEEDINGS

On or about May 2, 1996 certain officers, directors, employees, former employees of the Company and certain spouses and affiliates thereof, were served subpoenas by the U.S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, New York. The Company complied with the document request contained in the subpoena. On May 15, 1997 the United States District Court, Southern District, New York, returned an indictment against the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, charging each with five counts of conspiring to violate the Federal campaign finance laws and making false statements in connection with the 1992 Congressional campaign of Maurice D. Hinchey.

On June 19, 1997 the Company and Mr. Zinn each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. The Company entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Mr. Zinn similarly entered a guilty plea to one count of causing a false statement to be made to the FEC and one count of causing the filing of a false tax return in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. On September 24, 1997 both the Company and Mr. Zinn are scheduled to be sentenced. Sentencing was originally scheduled to be held on September 19, 1997. The Company is uncertain as to what effect or consequences this development will have to its current or future business activities.

On March 29, 1993 James Lichtenberg commenced a shareholder's derivative action now pending in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, et al. The Company is named as nominal defendant in this shareholder's derivative action, which also names as defendants Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, who were directors and officers at the time the action was filed. The complaint alleges that the directors breached their fiduciary duties to the Company by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to the Company's interest in various partnerships which own and operate cogeneration facilities, which allegedly depressed the price of the Company's stock. The plaintiff is seeking an award of damages to the Company, including punitive damages and interest, an accounting and the return of assets to the Company, the appointment of independent members to the Board of Directors, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants denied the allegations of the complaint. The Company believes that meritorious defenses have been asserted, and that the outcome of the action will have no material adverse impact upon the Company. On May 6, 1994 the Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. On March 28, 1995, after an extensive investigation of the allegations made in the complaint, the SLC issued a resolution finding that the continued prosecution of the derivative action was not in the best interest of the Company. By further resolution dated April 27, 1995, the SLC instructed the Company's outside counsel to take the necessary steps in court to seek to have the action dismissed. Pursuant to resolution of the SLC, on May 18, 1995, a motion to dismiss the action based on the recommendation of the SLC was filed with the Court and was being held in abeyance by the Court pending the completion of limited discovery. On February 26, 1997 the Company renewed its motion to dismiss which is sub judice. Oral argument on the matter was heard on June 12, 1997, and the Company is awaiting a decision on the matter.

The Allegany Cogeneration Facility was completed in December 1994. The Company holds a 50% equity interest in the project through the project partnership, Kamine/Besicorp Allegany L.P. ("KBA"). Under the terms of the project's power purchase agreement (the "Agreement"), power was to be supplied to Rochester Gas and Electric Corporation ("RG&E"). On September 7, 1994 RG&E filed an action in the Supreme Court of the State of New York, County of Monroe, against KBA, Kamine Allegany Cogen Co., Inc., Beta Allegany Inc., Kamine Development Corp. and Allegany Cogeneration Inc. The complaint, as amended, asks for a declaratory judgment rescinding the Agreement on the grounds of mutual mistake, impossibility, frustration, commercial impracticability and anticipatory breach of the Agreement and claims for breach of contract and material misrepresentations concerning the size of the plant and seeking reformation of the Agreement. On January 3, 1995 KBA served its amended answer and counterclaimed for breach of contract. On January 20, 1995 the defendants filed a motion for summary judgment seeking dismissal of RG&E's complaint. On March 16, 1995 the Court denied defendants' motion for summary judgment, and KBA appealed the denial. By order dated May 30, 1997 the Appellate Division affirmed the lower Court's decision. RG&E has recently filed a motion to amend its complaint, for which the response time has not yet expired. On June 26, 1997 KBA removed the action to the United States District Court for the Western District of New York. Management of the Company believes RG&E's actions have no basis and KBA intends to vigorously defend this matter.

On January 27, 1995 KBA filed an action in the United States District Court, Western District of New York, against RG&E for violations of Section 2 of the Sherman Act alleging that RG&E had engaged in anti-competitive conduct. KBA is seeking damages as well as injunctive relief preventing RG&E from engaging in anti-competitive conduct. This suit was filed by KBA as a result of RG&E's refusal to accept power from KBA under the Agreement. On November 2, 1995 the Court denied KBA's motion for a preliminary injunction, except to the extent that RG&E agreed to purchase power from the Company at the SC5 rate of approximately $.02. RG&E currently is not purchasing power. In light of the bankruptcy proceeding discussed below, this action is presently on hold.

On November 5, 1995 General Electric Capital Corp. ("GECC"), the construction lender, exercised certain rights under a Pledge Agreement dated as of June 20, 1993, through which it replaced the directors and management of the general partners of KBA, including Beta Allegany Inc., a wholly-owned subsidiary of the Company.

On November 13, 1995 KBA filed a voluntary petition with the U.S. Bankruptcy Court, District of New Jersey, to reorganize the business of KBA under Chapter 11 of the Bankruptcy Code. KBA also filed an adversary proceeding against RG&E seeking enforcement of the automatic stay, specific performance, breach of contract and breach of the covenant of good faith and fair dealing. It also sought injunctive relief seeking enforcement of the power purchase agreement during the determination of the adversary proceeding. This injunctive relief was denied by the Bankruptcy Court. RG&E has counterclaimed in the adversary proceeding claiming commercial impracticability, impossibility, mutual mistake, frustration, anticipatory breach and reformation and recoupment of the agreement.

On November 21, 1995 RG&E filed a motion with the Bankruptcy Court asking that the Court abstain from hearing the state law claims raised in the adversary proceeding and permit the parties to litigate those claims in the pending New York Supreme Court action. KBA opposed RG&E's motion, and the Bankruptcy Court denied RG&E's request. On appeal, however, the District Court reversed and remanded to the Bankruptcy Court for further consideration. On remand, the Bankruptcy Court ruled on March 19, 1997, that the state law claims raised in the adversary proceeding should be litigated in the pending New York State Court action referenced above. The Bankruptcy Court also lifted the automatic stay so that the State Court action could proceed. In May 1996 RG&E filed an $8 Million proof of claim in the bankruptcy case seeking to recoup certain moneys it had paid while the temporary restraining order granted in the Western District action was in effect. Management believes KBA has meritorious claims against RG&E and maintains meritorious defenses against the claims asserted by RG&E. KBA intends to vigorously litigate these matters. As of March 27, 1997 the Bankruptcy Court has approved $26.7 Million in debtor-in-possession interim financing extended by GECC through July 31, 1997.

On October 26, 1994 KBA initiated an action in the Supreme Court of the State of New York, County of New York, against Allegany Greenhouse Inc. ("AGI"), seeking, among other things, to recover possession of the greenhouse which AGI had contracted to develop, construct and operate on property adjacent to KBA's cogeneration facility. KBA commenced this suit due to various defaults of AGI under its contractual commitments to KBA, including its obligation to complete the greenhouse by July 31, 1994. To date KBA has advanced to AGI the principal sum of approximately $4,050,000, including the Company's share of $1,944,624, with accrued interest due thereon. KBA is seeking damages in an amount not less than the principal and accrued interest due under the term note in addition to other costs and disbursements associated with this action, as well as possession of the greenhouse and the real property upon which the greenhouse is located. KBA's request for the appointment of a receiver was denied by the Court. On December 24, 1994, AGI filed a counterclaim against KBA, asserting claims for breach of contract, tortious interference with business relations, fraud and damage to trade reputation. On September 19, 1995 KBA exercised certain voting rights pursuant to the greenhouse financing agreements and replaced the directors and management of AGI. AGI subsequently relinquished possession of the greenhouse to KBA. These efforts are in part the subject of Ammerlaan Agro-Protecten B.V.'s ("Ammerlaan") motion for preliminary injunction, as discussed below. Management believes that KBA has meritorious claims against AGI and meritorious defenses against AGI's counterclaims. As part of the bankruptcy proceeding discussed above, this Supreme Court action has been stayed.

On December 2, 1994 Ammerlaan Agro-Projecten B.V. ("Ammerlaan"), the contractor hired by AGI to construct the greenhouse, filed a mechanics lien in the amount of $4,352,976 against the real property on which the greenhouse is located. On January 17, 1995 Ammerlaan initiated an action in the Supreme Court of the State of New York, County of Allegany, against KBA, AGI, Kamine Development Corp., the Company, Industrial Development Agency of Allegany County, GECC, Pooler Enterprises Inc. ("Pooler") and Fillmore Gas Company, Inc. ("Fillmore") to foreclose on its mechanics lien and to recover certain moneys allegedly owed it. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. On November 3, 1995, Ammerlaan filed a motion for preliminary injunction seeking to enjoin KBA, KDC, AGI's new management, and the Company from engaging in construction activities at the greenhouse site without Ammerlaan's consent. On November 3, 1995, the Court granted a temporary restraining order prohibiting the foregoing parties from engaging in such activities pending the hearing on the preliminary injunction. The hearing on the preliminary injunction, however, was subsequently stayed as a result of KBA's bankruptcy filing. The Bankruptcy Court subsequently granted KBA permission to undertake repairs to the greenhouse over Ammerlaan's objections, and authorized the expenditure of $650,000 for that purpose. On April 9, 1997 Ammerlaan filed a motion with the Bankruptcy Court asking that the automatic stay be lifted with respect to the Allegany County action. KBA has opposed Ammerlaan's motion, and the motion was heard by the Bankruptcy Court on May 29, 1997. The Bankruptcy Court reserved decision. Management believes that KBA has meritorious claims against Ammerlaan and meritorious defenses to Ammerlaan's claims.

On November 8, 1990 SNC, Ltd. ("SNC") commenced an action in New York Supreme Court, New York County, against the Company, Kamine and certain of their affiliates ("Kamine/Besicorp Defendants") and Ansaldo. The complaint alleges that SNC was awarded the contracts to construct the Carthage and South Glens Falls Cogeneration Facilities by the two project partnerships developing such facilities and that the contracts were subsequently awarded to Ansaldo in breach of SNC's contract. The plaintiff is seeking an award of compensatory damages, in an undetermined amount in excess of $680,000, together with punitive damages, against the various defendants. On January 15, 1991, the Kamine/Besicorp Defendants answered the complaint and denied all the material allegations and asserted various affirmative defenses. In February 1995 both the Kamine/Besicorp Defendants and Ansaldo moved for summary judgment dismissing SNC's complaint. On May 22, 1996, the Court granted, in part, the defendants' motion for summary judgment finding that SNC and the Kamine/Besicorp Defendants "neither entered into a contract for the construction of the projects nor agreed to a mobilization payment." The Court denied the motion insofar as it sought dismissal of plaintiff's other claims of: (1) breach of preliminary agreement to negotiate in good faith; (2) unjust enrichment/quantum meruit; (3) promissory estoppel; and (4) fraud and negligent misrepresentation.

All parties appealed the Trial Court's May 22, 1996 decision. The basis for the Kamine/Besicorp defendants' appeal was the contention that the judge erred in failing to apply the requisite legal analysis to the facts and should have dismissed all of SNC's claims. SNC's cross-appeal sought reversal of the Court's dismissal of SNC's breach of contract claims. By its decision and order dated April 3, 1997 the Appellate Court affirmed the Trial Court's decision in all respects. On April 10, 1997 the Ansaldo defendants filed a motion in the Appellate Court for an order granting reargument of its appeal or for granting Ansaldo leave to appeal to the Court of Appeals. On May 15, 1997 the Appellate Court denied Ansaldo's motion and remanded the case to the Trial Court. At a status conference held on June 9, 1997 the Trial Court ordered the case to be submitted to non-binding mediation pursuant to the Commercial Division's program of Alternative Dispute Resolution. The parties are currently engaged in the process of choosing a neutral mediator. The mediation is scheduled to commence within thirty days of confirmation of the mediator's appointment. If the mediation does not result in a mutually agreeable settlement, the case will proceed through the litigation process in the Supreme Court, New York County. The Company believes that it and the other Kamine/Besicorp Defendants have asserted meritorious defenses.

In April 1990 the Company commenced an action in United States District Court, Northern District of New York, against Tecogen, Inc. ("Tecogen") and its parent company Thermo Electron Corporation for breach of contract and breach of warranty in connection with the Company's purchase of a cogeneration system installed in St. Francis Hospital by Tecogen on a "turn-key" basis. The Company sought compensatory damages. Tecogen counterclaimed for the unpaid purchase price and extras in the amount of approximately $187,000 plus interest. In October 1992 St. Francis Hospital shut down the operation of the cogeneration system. In April 1993 the court excluded consequential and incidental damages and limited the Company's recoverable damages. The case was tried without jury in March 1995 in the United States District Court in Syracuse, New York, and a decision is pending. At the conclusion of trial, the Company sought actual damages in excess of $1,100,000. In July 1993 the Company commenced a separate action in United States District Court, District of New Jersey, against Tecogen, a licensed engineer who was an employee of Tecogen, and Cortese Corporation for negligence, indemnification, and professional malpractice. The New Jersey suit has been stayed pending the decision of the New York Court. The Company believes that the outcome of these lawsuits will be favorable.

Other than as discussed above, the Company is party to various legal matters in the ordinary course of business, the outcome of which the Company does not believe will materially affect its operations. However, the Company may incur substantial legal fees and other expenses in connection with these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted by the Company to a vote of the shareholders through solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

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

In the following table the prices represent the high and low traded prices as reported on the AMEX ECM for the two-year period ended March 31, 1997.

Fiscal Year Ended March 31,

                           High          Low
                         ----------   ----------

1996      First Quarter  14-1/8       7
          Second Quarter 12           8-3/8
          Third Quarter  11-1/2       8
          Fourth Quarter 15-1/2       9-5/8

1997      First Quarter  16           11-3/4
          Second Quarter 14-3/4       10
          Third Quarter  15-1/8       11-1/4
          Fourth Quarter 20-7/8       12-1/4


There were 1,882 shareholders of record of the Company's common stock as of March 31, 1997. The Company has never paid any cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

SELECTED FINANCIAL DATA


  STATEMENT OF OPERATIONS:          1997          1996            1995           1994          1993
-----------------------------    ----------    ----------      ----------     ----------    ----------

Net Revenues                    $14,567,551   $ 8,079,519     $14,296,142    $ 9,326,268   $18,891,480
Net Income (Loss)                 1,173,722    (2,478,319)       (367,077)         6,521     9,684,791
Income (Loss) Per Common
 Share (a)                              .40          (.84)           (.12)           .00          3.29

BALANCE SHEETS:
-----------------------------
Working Capital                 $ 2,577,849   $   903,090     $ 2,872,506    $ 5,865,300   $ 4,543,937
Total Assets                     11,836,799     9,404,990      10,869,342     13,080,989    11,772,977
Long-Term Debt                    3,834,483     3,137,912       3,485,082      3,559,786     1,654,790
Other Long-Term Liabilities       2,725,232     2,775,180       1,653,175      2,510,945     1,400,826
Total Liabilities                 9,104,760     8,144,015       6,886,323      7,872,066     5,970,865
Shareholders' Equity (b)          2,732,039     1,260,975       3,983,019      5,208,923     5,802,112
Dividends Per Common Share             NONE          NONE            NONE           NONE          NONE
Dividends Per Preferred Share          NONE          NONE            NONE           NONE          2.03


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income for Fiscal 1997 of $1,173,722 represents an increase of $3,652,041 from the net loss of $2,478,319 for Fiscal 1996. The increase in Fiscal 1997 is due primarily to an increase in Income from Partnerships of $4,462,335 and an increase in development and management fees of $1,298,788, which were partially offset by an increase in selling, general and administrative expenses of $1,771,799, a decrease of $279,828 in gross margins on the Company's product sales and an increase in the provision for income taxes of $308,400.

The Company's net loss for Fiscal 1996 of $2,478,319 represents a decrease in net income of $2,111,242 an compared to Fiscal 1995. The decrease in Fiscal 1996 was due primarily to a $1,925,813 decrease in development and management fees, a decrease of $346,876 in gross margins on the Company's product sales, an increase in the provision for income taxes of $354,500 and a $151,591 decrease in interest and other investment income, which were partially offset by a decrease in selling, general and administrative expenses of $630,459.

The Project Segment's net income for Fiscal 1997 increased by $3,791,289 to $2,888,567 from the net loss of $902,722 recorded for Fiscal 1996. The increase is due primarily to the increases in income from partnerships and development and management fees of $4,462,335 and $1,298,788, respectively, partially offset by an increase in selling, general and administrative expenses allocated to this segment of $1,587,673. The details of these results are discussed below.

The Project Segment's net loss of $902,722 for Fiscal 1996 represents a decrease of $2,228,248 from the net income recorded in Fiscal 1995. The decrease is due primarily to a decrease of $1,925,813 in development and management fees.

The Product Segment's net loss for Fiscal 1997 of $1,714,845 reflects a decrease in net income of $139,248 as compared to Fiscal 1996. This decrease was due primarily to increases in cost of product sales (as discussed below). The Company is continuing its efforts in solar electric technology development as evidenced by significant research and development spending. Substantial sales-related spending is anticipated in the coming fiscal year, reflecting an effort to launch several value-added solar electric products. Continued losses are anticipated in the segment until such time as these new products are successfully received in the marketplace. The gross margins for this segment for Fiscal 1997, 1996 and 1995 were 4%, 12% and 18%, respectively.

The Product Segment's net loss for Fiscal 1996 of $1,575,597 reflects an increase in net income of $117,006 compared to Fiscal 1995. This increase was due mainly to reductions in selling expenses (advertising and trade shows), and general and administrative expenses (professional and legal fees).

RECENT DEVELOPMENTS
On or about May 2, 1996 certain officers, directors, employees, former employees of the Company and certain spouses and affiliates thereof, were served subpoenas by the U.S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, New York. The Company complied with the document request contained in the subpoena. On May 15, 1997 the United States District Court, Southern District, New York, returned an indictment against the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, charging each with five counts of conspiracy to violate the Federal campaign finance laws and making false statements in connection with the 1992 Congressional campaign of Maurice D. Hinchey.

On June 19, 1997 the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. The Company entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Mr. Zinn similarly entered a guilty plea to one count of causing a false statement to be made to the FEC and one count of causing the filing of a false tax return in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Both the Company and Mr. Zinn are scheduled to be sentenced on September 24, 1997. The Company is uncertain as to what effect or consequences this development will have to its current or future business activities.

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of its power contracts with 19 independent power producers ("IPP's"), including the Company's five contracts. NIMO is the principal purchaser of power produced by the Company's five operating projects. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. There can be no assurance, however, as to the consummation of the MRA or to the ultimate impact such consummation, if any, will have on the Company's operations.

On May 21, 1997 the Public Service Commission of New York State announced that it was granting utilities the right to activate curtailment clauses which are contained in its agreements with certain independent power producers. Activation of these curtailment clauses would likely result in a reduction or elimination of running hours for applicable projects. However, because the Company reduced the risk of curtailment in running hours for its five NIMO projects by renegotiating its contracts in Fiscal 1995, the Company does not anticipate that this announcement will have an adverse impact on its operations.

REVENUES
CONSOLIDATED

Consolidated revenues increased by $6,488,032 from $8,079,519 to $14,567,551 during Fiscal 1997 as compared to Fiscal 1996, and consolidated revenues decreased by $6,216,623 from $14,296,142 to $8,079,519 during Fiscal 1996 as compared to Fiscal 1995.

PROJECT SEGMENT

Revenues for the Company's Project Segment development activities for the Fiscal Years 1997, 1996 and 1995 were $9,638,394, $4,046,089 and $9,702,467, respectively, representing 66%, 50% and 68% of consolidated revenues.

During Fiscal 1997 the Company earned development fees of $1,250,000 from the Syracuse project in connection with conversion of the construction financing to term financing but received no reimbursements in excess of deferred costs. The Company also earned $377,675 in management fees during Fiscal 1997 in connection with its projects.

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

Due to the nature of the Company's activities in the project development area, results of operations from year to year may fluctuate significantly. As noted above, the Company earned significant development fees during Fiscal 1997 and 1995, but none during Fiscal 1996. Development fees earned in connection with project financings are subject to negotiations with lenders and co-participants. Therefore, the Company does not recognize development fee revenue until deemed earned and payable under the applicable contract due to the significant contingencies associated with obtaining development fees from lenders to each partnership in which the Company is a partner. Prior to Fiscal 1995 the Company had received significant development fees in Fiscal 1988, 1990, 1993 and 1994 only. Due to the contingent nature of the payment of these fees, the Company can not accurately project on a year-to-year basis when such events will occur.

The Company can not reasonably estimate the probable future earnings from operations of the cogeneration partnerships to determine the Company's share of future earnings. Cash flows to the Company from the partnerships generally exceed reportable income during the early years of operations of the cogeneration facilities.

During Fiscal 1997 the Company recorded income from partnerships of $7,907,393, an increase of $4,462,335 over amounts recorded for Fiscal 1996. During Fiscal 1996 the Company recorded income from partnerships of $3,445,058, a decrease of $90,250 as compared to Fiscal 1995.

PRODUCT SEGMENT
Revenues for the Company's Product Segment sales activities for the Fiscal Years 1997, 1996 and 1995 were $4,474,925, $3,900,754, and $4,551,631, respectively, representing 31%, 48% and 32% of the consolidated revenues.

Sales for Fiscal 1997 increased by $574,171 compared to Fiscal 1996, due to increased sales of solar electric products of $993,836, due primarily to the expansion of the customer bases for both SunWize Energy Systems, Inc. and SunWize Specialty Products, Inc. This increase was partially offset by lower sales of solar thermal products of $172,093 and heat transfer products of $247,572. The decrease in solar thermal volume was primarily due to reduced sales of the Company's Sunboard product. No shipments were made during the third quarter, as the product was being redesigned and a new supplier was being sought. Competitive activity in the solar thermal pool heating market (which necessitated several promotional pricing programs) during the first quarter of Fiscal 1997 also contributed to reduced revenues. Export shipments of domestic hot water heating products declined significantly, as well. The reduction in sales of heat transfer products is the result of the Company's decision to discontinue the non- agricultural portion of this product line.

Sales for Fiscal 1996 decreased by $650,877 compared to Fiscal 1995, as a result of lower sales of solar heating products of $216,411, heat transfer products of $258,369 and solar electric products of $176,097.

Included in Product Segment sales are international sales for Fiscal 1997, 1996 and 1995 of $296,527, $455,114 and $548,669, respectively. Generally, international sales are made based upon payment in U.S. dollars via confirmed irrevocable letters of credit or by wire transfers.

Other revenues attributable to the Product Segment were $295,922, $127,274 and $10,981, representing 2%, 2% and less than 1% of consolidated revenues for Fiscal Years 1997, 1996 and 1995, respectively. The significant increase in this category for Fiscal 1997 versus Fiscal 1996, as well as the increase in Fiscal 1996 over Fiscal 1995 is due to revenue received from New York State Energy Research and Development Authority ("NYSERDA") in accordance with several cost-sharing agreements which became effective in late Fiscal 1995.

INTEREST AND OTHER INVESTMENT INCOME
Interest and other investment income decreased by $38,358 in Fiscal 1997 to $134,580. Income from interest-bearing investments decreased during Fiscal 1997, due primarily to lower average interest rates compared to Fiscal 1996. In addition, a decrease in unrealized holding gain of $12,527 during Fiscal 1997 also contributed to the decrease.

Interest and other investment income decreased by $151,591 in Fiscal 1996 to $172,938. The decrease is due primarily to the Company's decision not to record, due to ongoing litigation, interest income on the combined loan of $2,500,000 to the Allegany project. Interest income of $172,672 was recorded in connection with this loan during Fiscal 1995. This decrease was partially offset by gains recognized on the sale of short-term investments during the fiscal year.

OTHER INCOME
During Fiscal 1997 other income increased by $16,802 to $66,253. The increase is due primarily to income earned from the settlement of a complaint against a competitor, partially offset by expenses incurred in connection with the expansion of the Company's marketing function.

COSTS AND EXPENSES

COST OF PRODUCT SALES
As a percentage of revenues attributable to product sales, cost of sales in Fiscal 1997, 1996 and 1995 were 96%, 88% and 82%, respectively. The increase in the cost of sales percentage is due primarily to substantially lower sales volume of solar thermal products and the Company's decision to discontinue the commercial portion of the heat transfer products line as discussed above. Fixed overhead costs for these product lines were consistent with the prior year, resulting in margin erosion. Competitive activity in the solar thermal pool heating market also contributed to reduced margins, and inventory liquidation sales of heat transfer products at or below cost also resulted in reduced margins.

COSTS OF DEVELOPMENT AND MANAGEMENT FEES
Other than settlement of deferred costs in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with the Project Segment are the normal selling, general and administrative expenses of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

CONSOLIDATED
Consolidated selling, general and administrative expenses increased by $1,771,799, or 27%, in Fiscal 1997 as compared to Fiscal 1996 and decreased by $630,459, or 9%, in Fiscal 1996 as compared to Fiscal 1995.

PROJECT SEGMENT
Selling, general and administrative expenses for the Company's Project Segment for the Fiscal Years 1997, 1996 and 1995 were $5,890,250, $4,303,177 and
$4,558,460, respectively, representing 72%, 67% and 64% of the consolidated totals.

During Fiscal 1997 selling, general and administrative expenses increased by $1,587,073 compared to Fiscal 1996. Factors contributing to the increase include legal fees and other expenses of $821,066 incurred in connection with the U. S. Attorney's Office investigation (see Item 3. Legal Proceedings). Other legal fees increased by $82,142 during Fiscal 1997, due primarily to the Shareholder's derivative lawsuit (see Item 3. Legal Proceedings). The Company also experienced an increase in other professional fees of $132,574. Also contributing to the increased selling, general and administrative expenses in Fiscal 1997 was an increase in consulting fees of $237,019, including finders fees of $127,557 incurred in connection with the Company's receipt of cash distributions from certain projects, the write-off of project costs previously deferred of $264,815, and an increase of $43,356 in gross receipts taxes.

For Fiscal 1996 selling, general and administrative expenses decreased by $255,283 from Fiscal 1995, primarily due to a net decrease of $432,883 in compensation expenses as a result of deferral of costs, and a decrease of $168,000 in legal fees and other litigation expenses. These decreases were partially offset by an increase in project expenses of $236,274, including the write- off of costs previously deferred of $124,318, an increase in gross receipts taxes of $91,033, and an increase of $37,544 in depreciation expense, the result of a full year's depreciation on computer and communication systems and other capital improvements made in Fiscal 1995.

The Company's policy concerning remuneration of its executive and development staff is to pay base salaries plus discretionary bonuses upon the completion of transactions that create revenue and/or equity interests that are expected to benefit the Company.

PRODUCT SEGMENT
Selling, general and administrative expenses for the Product Segment for Fiscal Years 1997, 1996 and 1995 were $2,330,546, $2,145,820 and $2,520,996, respectively, representing 28%, 33% and 36% of the consolidated totals. The increase in Fiscal 1997 is due primarily to an increase in research and development expenses of $220,578. The decrease in Fiscal 1996 compared to Fiscal 1995 was mainly due to reductions in sales personnel and spending for advertising and trade shows. Administrative expenses also declined from Fiscal 1995, primarily due to reductions in legal and professional fees.

INTEREST EXPENSE
For Fiscal 1997 interest expense decreased by $98,207 to $357,185 compared to Fiscal 1996. The higher amount incurred in Fiscal 1996 was due primarily to the interest expense of $70,000 on additional federal income taxes for Fiscal 1993 and 1994 (see Note 8. Income Taxes, of the Notes to Consolidated Financial Statements). Also contributing to the decrease in Fiscal 1997 were lower average interest rates incurred during the current year on both the Stewart & Stevenson, Inc. ("S&S") loan and on the mortgages on the Company's corporate headquarters. Interest expense for Fiscal 1996 was $455,392, an increase of $15,074 over Fiscal 1995. The higher amount incurred in Fiscal 1996 was due primarily to the interest expense on additional federal income taxes for Fiscal 1993 and 1994 noted above. Also contributing to the increase were higher average interest rates incurred during the current year on both the S&S loan and on the mortgage on the Company's corporate headquarters. Offsetting these increases were decreases related to higher amounts incurred during Fiscal 1995 due primarily to interest expense of $117,024 on the $2,500,000 borrowed from General Electric Capital Corp. ("GECC") to repurchase certain limited partnership interests during the second quarter of Fiscal 1995.

PROVISION FOR INCOME TAXES
The provision for income taxes for Fiscal 1997 of $516,000 represents an increase of $308,400 when compared to Fiscal 1996. The provision for income taxes decreased $2,053,100 in Fiscal 1996 to $207,600. The Company provides for federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits (see
Note 8. Income Taxes, of the Notes to Consolidated Financial Statements).

INFLATION

The Company's operations have not been, nor in the near term are expected to be, materially affected by inflation. However, as the Company expands its operations internationally, it may become subject to risks of inflation in the foreign countries in which it operates.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 1997 the Company's working capital increased by $1,674,759 from $903,090 to $2,577,849. During Fiscal 1996 the Company's working capital decreased by $1,969,416 from $2,872,506 in Fiscal 1995 to $903,090.

During Fiscal 1997 the Company's operating activities resulted in a net use of cash of $244,623. The net income of $1,173,722, when adjusted for non-cash items of $7,904,903, including partnership income of $7,907,393, resulted in a cash loss of $6,731,181. Also contributing to the use of cash in operating activities was the net change in other assets and liabilities of $1,329,292, which was partially the result of Federal income tax deposits for Fiscal 1997 of $500,000 and additional Federal tax payments of $330,872 made as a result of Internal Revenue Service examinations of Fiscal 1993 and 1994. These factors were largely offset by distributions of $7,835,800 received from partnerships.

Cash of $407,367 was provided by financing activities due to a net increase in borrowings of $381,067, primarily as a result of the Company's utilization of the remaining line of credit available under the S&S loan agreement (see Note 7d. Long-Term Debt, of the Notes to the Consolidated Financial Statements). Proceeds of $26,300 received from the issuance of common stock also contributed to cash provided.

The Company's investing activities used cash of $62,790 during Fiscal 1997 due to the acquisition of property, plant and equipment of $57,790 and the contribution of additional capital of $5,000 to one of the partnerships.

Financing for the construction of development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project in Fiscal 1993 and 1994 utilizing $2,500,000 of its $3,000,000 line of credit under the S&S loan agreement. On February 20, 1997 the Company borrowed the remaining $500,000 available under the agreement (see Note 4a. Notes Receivable, and Note 7d. Long-Term Debt, of the Notes to Consolidated Financial Statements).

The Company is currently seeking financing for the construction of a 20,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations. This facility, estimated to cost no more than $1,000,000, would replace space currently occupied under a cancelable lease.

The Company has no significant capital commitments for Fiscal 1998 other than as disclosed above.

The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development costs will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, as discussed in "Recent Developments" in this section, as a result of the uncertainty created by the status of the NIMO contracts and the guilty plea relating to the indictment, there can be no assurance that cash flows from future operations of the Company or its ability to borrow in amounts and on terms acceptable to it will not be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

CITRIN COOPERMAN & COMPANY, LLP

Certified Public Accountants

529 Fifth Avenue, Tenth Floor

New York, New York 10017

212-697-1000

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS BESICORP GROUP INC.

Independent Auditors' Report

We have audited the consolidated balance sheet of Besicorp Group Inc. and subsidiaries as at March 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Besicorp Group Inc. and subsidiaries as at March 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The Company and an affiliated partnership are currently involved in certain litigation which effects the collectibiity of notes receivable as described in
Note 4. The ultimate outcome of the litigation can not presently be determined. Accordingly, no provision for any liability nor allowance for uncollectible amounts that may result has been recognized in the accompanying consolidated financial statements.

/s/ Citrin Cooperman & Company, LLP

CITRIN COOPERMAN & COMPANY, LLP

June 19, 1997

New York, New York

                      BESICORP GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         AS AT MARCH 31, 1997 AND 1996




                                   ASSETS                                               1997                   1996
                                                                                     ----------              ---------

Current Assets:
 Cash and cash equivalents                                                          $   210,533             $   90,579
 Short-term investments                                                               1,012,814                761,807
 Trade accounts receivable (less allowance for doubtful accounts of $39,346
  in 1997 and $25,600 in 1996)                                                          604,263                540,967
 Due from affiliates                                                                  1,338,802                 89,734
 Current portion of long-term notes receivable:
  Others (includes interest of $11,201 in 1997 and $13,854 in 1996)                      97,016                 92,402
 Inventories                                                                          1,180,265              1,259,190
 Refundable income taxes                                                                      0                187,384
 Deferred income taxes                                                                  362,600                      0
 Other current assets                                                                   316,601                111,950
                                                                                     ----------              ---------
  Total Current Assets                                                                5,122,894              3,134,013
                                                                                     ----------              ---------

Property, Plant and Equipment:
 Land and improvements                                                                  279,910                279,910
 Buildings and improvements                                                           1,890,065              1,878,781
 Machinery and equipment                                                                961,335                917,990
 Furniture and fixtures                                                                 195,941                195,441
 Construction in progress                                                                 8,079                 14,908
                                                                                     ----------              ---------
                                                                                      3,335,330              3,287,030

  Less: accumulated depreciation and amortization                                     1,398,576              1,104,817
                                                                                     ----------              ---------

  Net Property, Plant and Equipment                                                   1,936,754              2,182,213
                                                                                     ----------              ---------

Other Assets:
 Patents and trademarks, less accumulated amortization of $651,526 in 1997
  and $634,681 in 1996                                                                   47,184                 60,024
 Long-term notes receivable:
  Affiliate                                                                             555,376                555,376
  Others                                                                              2,168,246              2,254,061
 Deferred costs                                                                       1,480,728              1,039,421
 Deferred income taxes                                                                  369,700                      0
 Other assets                                                                           155,917                179,882
                                                                                     ----------              ---------

  Total Other Assets                                                                  4,777,151              4,088,764
                                                                                     ----------              ---------

  TOTAL ASSETS                                                                      $11,836,799             $9,404,990
                                                                                     ----------              ---------
                                                                                     ----------              ---------

See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         AS AT MARCH 31, 1997 AND 1996



                                                                                      1997                  1996
                    LIABILITIES AND SHAREHOLDERS' EQUITY                           ----------            ----------


Current Liabilities:
 Accounts payable and accrued expenses                                            $ 1,745,142           $ 1,247,612
 Current portion of long-term debt                                                    115,598               431,102
 Current portion of accrued reserve and warranty expense                              215,733               147,024
 Taxes other than income taxes                                                        101,786                64,753
 Income taxes payable                                                                 366,786               340,432
                                                                                   ----------            ----------

  Total Current Liabilities                                                         2,545,045             2,230,923

Investment in Partnerships                                                          2,559,282             2,635,875
Long-Term Accrued Reserve and Warranty Expense                                        165,950               139,305
Long-Term Debt                                                                      3,834,483             3,137,912
                                                                                   ----------            ----------

  Total Liabilities                                                                 9,104,760             8,144,015
                                                                                   ----------            ----------


Shareholders' Equity:
 Common stock, $.10 par value: authorized 5,000,000 shares; issued 3,234,953
  shares in 1997 and 3,233,146 shares in 1996                                         323,495               323,315
 Additional paid-in capital                                                         4,925,524             4,771,769
 Retained earnings (deficit)                                                         (810,645)           (1,984,367)
                                                                                   ----------            ----------

                                                                                    4,438,374             3,110,717

 Less: treasury stock at cost (300,298 shares in 1997 and 321,212 shares in
  1996)                                                                            (1,706,335)           (1,849,742)
                                                                                   ----------            ----------

  Total Shareholders' Equity                                                        2,732,039             1,260,975
                                                                                   ----------            ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $11,836,799           $ 9,404,990
                                                                                   ----------            ----------
                                                                                   ----------            ----------

See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                                                   1997            1996              1995
                                                                ----------      ----------        ----------


Revenues:
 Product sales                                                 $ 4,474,925     $ 3,900,754       $ 4,551,631
 Development and management fees                                 1,627,675         328,887         2,254,700
 Other revenues                                                    356,725         182,431            57,867
 Income from partnerships                                        7,907,393       3,445,058         7,075,803
 Interest and other investment income                              134,580         172,938           324,529
 Other income                                                       66,253          49,451            31,612
                                                                ----------      ----------        ----------
  Total Revenues                                                14,567,551       8,079,519        14,296,142
                                                                ----------      ----------        ----------


Costs and Expenses:
 Cost of product sales                                           4,299,848       3,445,849         3,749,850
 Selling, general and administrative expenses                    8,220,796       6,448,997         7,079,456
 Interest expense                                                  357,185         455,392           440,318
                                                                ----------      ----------        ----------
  Total Costs and Expenses                                      12,877,829      10,350,238        11,269,624
                                                                ----------      ----------        ----------


Income (Loss) Before Income Taxes                                1,689,722      (2,270,719)        3,026,518


Provision for Income Taxes                                         516,000         207,600         1,056,900
                                                                ----------      ----------        ----------

Income (Loss) Before Extraordinary Item                          1,173,722      (2,478,319)        1,969,618

Extraordinary Item, Net of Income Taxes of $1,203,800 in
 1995                                                                    0               0        (2,336,695)
                                                                ----------      ----------        ----------

Net Income (Loss)                                              $ 1,173,722     $(2,478,319)      $  (367,077)
                                                                ----------      ----------        ----------
                                                                ----------      ----------        ----------


Income (Loss) per Common Share:
 Income (loss) before extraordinary item                       $       .40     $      (.84)      $       .64
 Extraordinary item                                                    .00             .00              (.76)
                                                                ----------      ----------        ----------
Net Income (Loss) per Common Share                             $       .40     $      (.84)      $      (.12)
                                                                ----------      ----------        ----------
                                                                ----------      ----------        ----------

Weighted Average Number of Shares Outstanding                    2,916,439       2,938,144         3,081,742
                                                                ----------      ----------        ----------
                                                                ----------      ----------        ----------


See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                                                  1997              1996              1995
                                                               ----------        ----------        ----------


Operating Activities:
 Net income (loss)                                            $ 1,173,722       $(2,478,319)      $  (367,077)
 Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
  Deferred taxes including taxes allocated to capital            (431,800)           22,300          (166,800)
  Extraordinary item                                                    0                 0         3,540,495
  Amortization of discounts on notes                               (2,196)           (2,196)           (2,196)
  Realized and unrealized (gains)/losses                           10,238           (14,653)           79,227
  Depreciation and amortization                                   355,604           388,437           347,316
  Partnership income recognized                                (7,907,393)       (3,445,058)       (7,075,803)
  Distributions from partnerships                               7,835,800         4,768,874         3,462,288
  Stock based compensation                                         70,644            17,815            48,000
  Debt incurred (repaid) for expenses                                   0                 0          (400,000)
  Changes in assets and liabilities:
   Short-term investments                                        (251,755)          725,123                 0
   Accounts and notes receivable                               (1,228,967)          289,041            27,101
   Inventories                                                     78,925            85,752          (226,037)
   Accounts payable and accrued expenses                          441,128          (111,415)          241,081
   Taxes payable/refundable                                       207,071            97,603           441,243
   Other assets and liabilities, net                             (575,644)         (155,229)       (1,145,008)
                                                               ----------        ----------        ----------
 Net Cash Provided (Used) By Operating Activities                (224,623)          188,075        (1,196,170)
                                                               ----------        ----------        ----------


Financing Activities:
 Increase in borrowings                                           500,000            41,440                 0
 Repayment of borrowings                                         (118,933)         (117,456)          (98,849)
 Purchase of common stock                                               0          (637,509)       (1,039,840)
 Issuance of common stock                                          26,300           172,669            12,813
                                                               ----------        ----------        ----------
 Net Cash Provided (Used) By Financing Activities                 407,367          (540,856)       (1,125,876)
                                                               ----------        ----------        ----------


Investing Activities:
 Investments in partnerships                                       (5,000)                0          (250,372)
 Purchases of short-term investments                                    0                 0        (3,970,264)
 Proceeds from sales of short-term investments                          0                 0         7,315,321
 Acquisition of property, plant and equipment                     (57,790)         (252,271)         (430,099)
                                                               ----------        ----------        ------------
 Net Cash Provided (Used) By Investing Activities                 (62,790)         (252,271)        2,664,586
                                                               ----------        ----------        ----------


Increase (Decrease) in Cash and Cash Equivalents                  119,954          (605,052)          342,540
Cash and Cash Equivalents Beginning                                90,579           695,631           353,091
                                                               ----------        ----------        ----------
Cash and Cash Equivalents Ending                              $   210,533       $    90,579       $   695,631
                                                               ----------        ----------        ----------
                                                               ----------        ----------        ----------

Supplemental Cash Flow Information:
 Interest paid                                                $   420,747       $   387,143       $   440,493
 Income taxes paid (received)                                     777,429            11,022          (351,232)

 Additions to property, plant, and equipment which were
  financed and not included above                             $         0       $    70,230       $    66,270

See accompanying notes to consolidated financial statements.


BESICORP GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                        Common Stock                                            Treasury Stock
                    --------------------                                    ----------------------

                                                                 Retained
                                              Additional         Earnings
                     Shares      Amount     Paid-in Capital     (Deficit)   Shares       At Cost         Total
                    ---------    -------    ---------------     ----------  -------     ----------  ---------------
Balance at March
31, 1994            3,222,144   $322,214   $      4,727,150    $   861,029  103,381    $  (701,470)   $ 5,802,923
Shares purchased                                                            160,710     (1,039,840)    (1,039,840)
Shares issued for
fractional shares           2          1                 (1)
Shares issued to
employees under
Incentive Stock
Option Plan             1,250        125              1,438                                                 1,563
Treasury shares
issued for
Incentive Stock
Options and
compensation                                       (296,658)                (54,000)       355,908         59,250
Tax benefit on
compensatory stock
transactions                                        120,200                                               120,200
Net loss for the
year                                                              (367,077)                              (367,077)
                    ---------    -------    ---------------     ----------  -------     ----------     ----------
Balance at March
31, 1995            3,223,396    322,340          4,552,129        493,952  210,091     (1,385,402)     3,983,019
Shares purchased                                                            135,366       (637,509)      (637,509)
Shares issued to
employees under
Incentive Stock
Option Plan             5,250        525             16,006                                                16,531
Shares issued for
warrants                4,500        450              7,988                                                 8,438
Treasury shares
issued for
Incentive Stock
Options and
compensation                                         (7,654)                (24,245)       173,169        165,515
Tax benefit on
compensatory stock
transactions                                        203,300                                               203,300
Net loss for the
year                                                            (2,478,319)                            (2,478,319)
                    ---------    -------    ---------------     ----------  -------     ----------     ----------
Balance at March
31, 1996            3,233,146    323,315          4,771,769     (1,984,367) 321,212     (1,849,742)     1,260,975
Shares purchased                                                                 86         (1,250)        (1,250)
Shares issued for
fractional shares           7
Shares issued to
employees under
Incentive Stock
Option Plan             1,800        180              6,120                                                 6,300
Treasury shares
issued for warrants                                (117,367)                (20,000)       137,367         20,000
Treasury shares
issued for
Incentive Stock
Options                                              (6,040)                 (1,000)         7,290          1,250
Tax benefit on
compensatory stock
transactions                                        256,800                                               256,800
Compensatory non-
statutory stock
options                                              14,242                                                14,242
Net income for the
year                                                             1,173,722                              1,173,722
                    ---------    -------    ---------------     ----------  -------     ----------     ----------
Balance at March
31, 1997            3,234,953   $323,495   $      4,925,524    $  (810,645) 300,298    $(1,706,335)   $ 2,732,039
                    ---------    -------    ---------------     ----------  -------     ----------     ----------
                    ---------    -------    ---------------     ----------  -------     ----------     ----------



See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Besicorp Group Inc. (together with its subsidiaries the "Company") specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects. The Company also provides engineering, system design, project management and turn- key installation of photovoltaics and thermal energy systems, and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network.

Principles of Consolidation
The consolidated financial statements include Besicorp Group Inc. and its wholly-owned subsidiaries. Investments in partnerships are recorded under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of accounts receivable, warranty costs, profitability on long-term contracts, as well as recoverability of long- term assets and residual values. The Company regularly assesses these estimates and, while actual results may differ from these estimates, management does not anticipate a material difference in its actual results versus estimates in the near term.

Reclassification
Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

Inventories
Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation on such assets is computed on a straight-line basis at rates adequate to allocate the cost over their expected useful lives from 3 years to 39 years.

Patents and Trademarks
Costs of patents ($651,306 at March 31, 1997 and $647,301 at March 31, 1996) are capitalized and amortized on a straight-line basis over the remaining useful life of the patent of up to 17 years. Trademark costs ($47,405 at March 31, 1997 and 1996) are capitalized and amortized on a straight-line basis over the estimated useful life of 35 years.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill
The excess of the purchase price over the book value of a corporation acquired at March 31, 1993 of $557,898 was added to the basis of the land and buildings of such corporation based upon an independent appraisal of the property acquired and is being amortized on a straight-line basis over the asset lives of 31.5 years. The remaining book value at March 31, 1997 and 1996 was $491,625 and $508,193, respectively.

Impairment of Long-Lived Assets
The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of April 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation
Effective April 1, 1996, the Company adopted the fair value disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company did not change the method of accounting for its employee stock compensation plans. See Note 9 for the fair value disclosures required under SFAS No. 123.

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

Deferred Income Taxes
Deferred income taxes are provided for the temporary difference between reporting for income tax purposes and financial statement purposes. (See Note 8.)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-Term Investments
In 1995 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that the Company's investments be designated as trading, available for sale or held-to-maturity. The Company's investments qualify as trading securities which are reported at fair value, with changes in fair value included in earnings. The unrealized losses at March 31, 1997 and March 31, 1996 were $5,735 and $6,553, respectively.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and trade receivables. The Company places its cash and investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. During the year ended March 31, 1997 sales to one customer accounted for approximately 23% of product sales. No customer accounted for more than 10% of sales for the years ended March 31, 1996 and 1995.

NOTE 2 - INVENTORIES
Inventories consist of the following:


                       1997        1996
                    ----------  -----------



Assembly parts        $479,689     $467,281


Finished goods         700,576      791,909
                    ----------  -----------


                    $1,180,265   $1,259,190
                    ----------  -----------
                    ----------  -----------



NOTE 3 - DEFERRED COSTS
Deferred and reimbursable costs at March 31, 1997 and 1996 were as follows:


                          Internal Costs
                       --------------------


                                                Third Party
                        Payroll   Expenses         Costs         Total
                       ---------  ---------     ------------   ----------



Balance March 31, 1995   350,602     57,477          524,626      932,705


Additions                707,872    114,120          260,239    1,082,231


Expensed                 (72,872)   (13,686)         (37,760)    (124,318)


Reimbursements          (601,672)         0         (249,525)    (851,197)
                       ---------  ---------     ------------   ----------


Balance March 31, 1996   383,930    157,911          497,580    1,039,421


Additions                667,654    126,848          114,910      909,412


Expensed                 (90,381)   (16,085)        (158,350)    (264,816)


Reimbursements           (43,532)      (727)        (159,030)    (203,289)
                       ---------  ---------     ------------   ----------


Balance March 31, 1997  $917,671   $267,947         $295,110   $1,480,728
                       ---------  ---------     ------------   ----------
                       ---------  ---------     ------------   ----------



Pursuant to an agreement with a partnership for development of a project in India, the Company loaned $300,000 to the partnership during Fiscal 1995 which reimbursed one of the partners for development expenses it had already incurred. The note receivable evidencing this loan is included in Deferred Costs at March 31, 1997 and 1996, and it is anticipated that it will be repaid from receipt of development capital or from proceeds of project financings.

NOTE 4 - NOTES RECEIVABLE

Long-term notes receivable consist of the following:


                                                1997         1996
                                             ----------   ----------



Due from affiliate (a)                         $555,376     $555,376
                                             ----------   ----------
                                             ----------   ----------


Due from others:


- Greenhouse (a)                             $1,944,624   $1,944,624


- 9% notes receivable due from limited
partnerships, receivable in annual
installments through December, 2001 (b)         309,437      387,985


Less current portion - net of interest          (85,815)     (78,548)
                                             ----------   ----------


TOTAL                                        $2,168,246   $2,254,061
                                             ----------   ----------
                                             ----------   ----------



(a) The Company advanced $2,500,000 of its working capital loan (see Note 7) to one of its affiliated partnerships to partially finance project costs. This advance was to be repaid by the partnership by in turn advancing funds to a greenhouse facility, an unrelated company, which was to utilize steam from the cogeneration facility. As moneys were advanced by the partnership on behalf of the Company to the greenhouse, they became obligations of the greenhouse to the Company. To date the greenhouse has not commenced commercial operation, and the parties are in litigation. The loan to the greenhouse was to bear an interest rate of prime plus 3% until the greenhouse commenced commercial operation which was expected to occur in Fiscal 1995. Thereafter, the loan was to bear an interest rate of 13% over the approximate 12-year term of the loan. As of March 31, 1997 the partnership had advanced $1,944,624 on behalf of the Company to the greenhouse. Accordingly, the balance due to the Company from the project partnership has been reduced to $555,376 at March 31, 1997. Interest income recorded from the partnership at an imputed interest rate of 6.37% for the year ended March 31, 1995 was $50,928. The Company decided, due to the ongoing litigation described below, not to record interest income from the partnership for the years ended March 31, 1997 and March 31, 1996 and for part of the year ended March 31, 1995.

The greenhouse facility was not completed as scheduled, and the partnership initiated an action against the owner of the greenhouse facility to recover possession of the greenhouse due to various defaults by the owner under its contractual commitments, including its obligations to complete the greenhouse by July 31, 1994. The greenhouse owner has counterclaimed against the partnership asserting claims for breach of contract and other items. In addition, the contractor hired by the greenhouse owner to construct the greenhouse filed legal action against the greenhouse owner, the partnership and the Company relating to nonpayment for construction of the greenhouse. The Company believes that it has meritorious claims against the greenhouse owner and meritorious defenses against its counterclaims and believes the outcome of this litigation will be favorable. In addition, the partnership is involved in litigation with the primary purchaser of the electricity generated by the partnership's facility (see Notes 5 and 13). Management of the Company believes that the litigation with the greenhouse contractor and the purchaser of electricity is without merit. The ultimate outcome of this litigation can not be presently determined. Accordingly, no provision for any liability, nor allowance for uncollectible amounts, that may result has been recognized in the accompanying consolidated financial statements.

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

The Company has entered into negotiations to have the greenhouse renovated and to begin commercial operation during Fiscal 1998 under a leasing arrangement of the facility. Based on their projections, management of the Company believes that the greenhouse operation should generate sufficient cash flows to repay the outstanding notes receivable. However, there can be no assurance that the operation will be successful and that it will have sufficient cash flows to repay the notes.

(b) The Company contracted to design, build, and operate energy systems with limited partnerships. Under the terms of the sales agreements, the purchase price included cash down payments and long-term notes receivable. Additional interest was imputed at the rate of 2% per annum to yield an effective rate of 11% per annum on substantially all of the long-term notes receivable.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS

The Company, through separate wholly-owned subsidiaries, is a general partner, and, in certain cases also a limited partner in partnerships which were formed to develop, own, and operate cogeneration facilities. The Company earns fees for developing and monitoring these facilities, and the partnerships generate revenues from the operation of the facilities. At March 31, 1997, five facilities were being operated. Monitoring and administrative fees earned by the Company from the partnerships were $377,675 for the year ended March 31, 1997, $328,887 for the year ended March 31, 1996, and $1,293,409 for the year ended March 31, 1995.

Development fees of $1,250,000 were earned from one project, while there was no income recognized from the excess of reimbursements over related deferred costs during Fiscal 1997. There were no development fees earned or income recognized from excess reimbursements during Fiscal 1996. Development fees of approximately $561,000 were earned in Fiscal 1995 from one project and $400,000 of income was recognized from excess reimbursements.

The Company's interests in the partnerships range from 35.715% to 50.2% and are accounted for under the equity method. The partnerships are highly leveraged, with the operating assets of the partnership securing the debt. There is generally little or no initial investment in the partnerships by the Company, and the expected significant losses of the partnerships in the early years of operation are funded by the partnership's debt. Since there is no obligation for the Company to fund such losses, and since the Company is not generally obligated to pay the partnership's debt, the Company's share of losses is not generally recorded in the financial statements. Income is recognized when it exceeds cumulative losses. For the year ended March 31, 1997, income from partnerships exceeded prior unrecognized accumulated losses of $1,811,770. For the year ended March 31, 1996, there were unrealized losses of $544,499 on one of the partnerships for which income was recorded that was not included in Fiscal 1996 results. Income from partnerships recorded for the year ended March 31, 1995 exceeded prior unrecognized accumulated losses of $790,306.

Cash distributions to the Company from the partnerships to pay franchise taxes and other cash distributions have been recorded as reductions of equity of these partnerships. In addition, the Company has funded certain of the development activities of one of the partnerships (see Note 4) and has made capital contributions and investments in three partnerships.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS (CONTINUED)

The investment in partnerships was comprised of the following at March 31, 1997 and 1996:


                                         1997          1996
                                      -----------   -----------



Capital contributions and investments  $2,976,813    $2,971,813


Partnership distributions             (20,617,776)  (12,781,976)


Recognized share of income (losses)    15,081,681     7,174,288
                                      -----------   -----------


                                      $(2,559,282)  $(2,635,875)
                                      -----------   -----------
                                      -----------   -----------



The financial position and results of operations for the partnerships, based on the audited financial statements, as at December 31, 1996 and 1995 and for the years then ended were as follows:


                                  December 31,    December 31,
                                      1996            1995
                                  -------------   -------------



TOTAL PARTNERSHIPS:


Assets                             $535,270,470    $543,148,967


Plant and equipment                 400,616,762     413,475,414


Secured debt                        516,799,694     526,879,647


Partners' equity (deficit)          (22,332,572)    (22,610,152)


Revenues                            150,595,750     114,313,019


Income (loss)                        15,701,763      (1,212,069)


COMPANY'S SHARE:


Partners' equity (deficit)           (9,789,803)    (10,488,957)


Income                                8,393,340          57,836



The income (loss) from partnerships, which has been recorded on the consolidated financial statements in Fiscal 1997 in the amount of $7,907,393 has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on partnerships where current income of $1,811,770 does not exceed prior unrecognized accumulated losses, nor on one partnership where current losses of $1,332,601 are in excess of net investment.

Cash flows and equity interests in several of the projects have been pledged to secure debt agreements.

One of the partnerships, as a result of the denial of a motion for a preliminary injunction and as a result of the construction lender exercising certain rights under a pledge agreement, filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code and is seeking enforcement of the power purchase agreement (see Notes 4 and 13). The amounts pertaining to this partnership were excluded from the partnerships' financial position and results of operations presented above.

In December 1994 the partnerships concluded long-term financing agreements in the form of sale/lease-back transactions with General Electric Capital Corporation ("GECC") for three of the partnership facilities. These transactions involved assets with a book value of approximately $164,600,000. The approximately $7,000,000 of gains on the transactions were deferred on the books of the respective partnerships and will be taken into income over the twenty- and twenty-five-year lives of the leases.

As a result of the refinancings of the facilities, the partnerships reported extraordinary charges of $7,080,989 representing the write-off of unamortized deferred financing costs of the original debt. The Company's share of these extraordinary charges recognized in Fiscal 1995 was $3,540,495.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS (CONTINUED)

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

The regulated investor-owned utility industry is presently subject to considerable market pressures and change in the federal and state regulatory environment in which it operates. These pressures are resulting in industry consolidation and pressure to disaggregate electric generation, transmission and distribution assets and to adjust cost structures to meet market conditions. NIMO made a filing on October 10, 1995 to the Public Service Commission of the State of New York setting forth numerous restructuring proposals, including a significant reduction on the price for power purchased from independent power producers currently under contract with NIMO. The partnerships expect many of NIMO's proposals to be strongly contested, including the significant reduction on the price for power. NIMO has also stated in such filing that its financial viability is threatened. In 1996, NIMO suspended payments of dividends on its common stock.

On August 1, 1996 NIMO proposed to buy out 44 of its independent power contracts, including those of the partnerships, in exchange for a combination of cash and securities. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the power contracts for combinations of cash and/or debt securities, common stock and new agreements. Discussions between NIMO and the holders of the power contracts are continuing in order to finalize these agreements. The outcome of the NIMO negotiations and NIMO's financial viability can not be presently determined.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as at March 31, 1997 and 1996 were comprised of the following:


                                     1997         1996
                                  ----------   ----------



Trade accounts payable              $301,752     $561,231


Accrued interest expense              38,970      102,295


Accrued legal fees                   349,826            0


Accrued salaries                     593,115      246,994


Due to affiliate                      56,624       56,624


Deposits and other payables          404,855      280,468
                                  ----------   ----------


                                  $1,745,142   $1,247,612
                                  ----------   ----------
                                  ----------   ----------



NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:


Long-term debt consists of the following:          1997          1996
                                                -----------   ----------



- Installment loans at 0% to 14.62% maturing
through April 1999 (a)                              $76,376     $139,834


- Mortgage loan payable in monthly installments
of $1,060 plus interest at prime plus 1.5%
through March 2002 (b, c)                            63,400       76,120


- Mortgage loan payable in monthly installments
of $4,180 including interest at prime plus 1.5%
through April 2007, when the unpaid balance is
due (b, f)                                          331,739      348,634


- Second mortgage payable in monthly
installments of $1,771 plus interest at prime
plus 1.5% through March 2002, when the unpaid
balance is due (b, c, g)                            311,667      331,146


- Obligation on SunWize asset acquisition (e)       166,899      173,280


- Working capital loan (d)                        3,000,000    2,500,000
                                                -----------   ----------


Total                                             3,950,081    3,569,014


Less: Current maturities                            115,598      431,102
                                                -----------   ----------


                                                 $3,834,483   $3,137,912
                                                -----------   ----------
                                                -----------   ----------




Long-term debt maturities at March 31, 1997, including current maturities, are as follows:



1998                 $115,598


1999                   76,396


2000                   63,352


2001                   63,939


2002                  271,666


Thereafter          3,359,130
                  -----------


                   $3,950,081
                  -----------
                  -----------



a. Collateral for the installment loans consists of automobiles, computer equipment and furniture and fixtures with a net book value of $119,599 and $180,845 at March 31, 1997 and 1996, respectively.

b. Collateralized by mortgages on land and/or buildings owned by the Company with a net book value of $1,340,932 and $1,404,301 at March 31, 1997 and 1996, respectively.

c. As a part of his guarantees of the Company's debts of $375,067 and $407,266 at March 31, 1997 and 1996, the Chairman, Chief Executive Officer and President of the Company has a security interest in various assets, patents, and personal property owned by the Company.

d. On June 1, 1992, the Company and its partnership co-developer entered into a loan agreement with Stewart & Stevenson Services, Inc. to borrow up to $3,000,000 each for working capital. Interest on advances under the agreement are payable quarterly in arrears at the rate of 2% above prime. The loan requires payments of interest only during the initial term. Principal is to be repaid based on termination dates of operating and maintenance contracts on certain projects with an initial term of six years that may be extended an additional six years. Loans are secured by cash flows of certain of the partnerships in the event of default. During Fiscal 1993 and 1994 the Company borrowed $2,500,000 under the agreement to fund development activities of one of the partnerships (see Note 4), and, in February 1997, borrowed the remaining $500,000 available under the loan agreement.

e. Obligation payable on the acquisition of SunWize assets, payable as a percentage of future gross margins of the SunWize division (see Note 14). $6,381 was paid in 1997. No payments were made in 1996.

f. The loan balance outstanding at March 31, 1997 was originally due April 1, 1997. A modification and extension agreement was signed in April 1997, renewing the mortgage for an additional ten years.

g. In accordance with the mortgage taken in conjunction with the renovation of the Company's corporate headquarters in 1991, the remaining principal in the amount of approximately $319,000 became due and payable on November 1, 1996 and was extended until March 1997, at which time it was renewed for an additional five years.

NOTE 8 - INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax benefits of tax operating loss carryforwards are recorded to the extent available, less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

The provision (credit) for taxes is comprised of the following after combining in 1995 the provision of $1,056,900 for income taxes and the $1,203,800 credit for income taxes on the extraordinary item:


                                  1997         1996         1995
                               ----------   ----------   ----------



State:


Current                           $23,000      $20,033      $19,900


Deferred                           20,000      (56,100)     (35,400)
                               ----------   ----------   ----------


                                   43,000      (36,067)     (15,500)
                               ----------   ----------   ----------


Federal:


Current                           924,800      165,267            0


Deferred                         (451,800)      78,400     (131,400)
                               ----------   ----------   ----------


                                  473,000      243,667     (131,400)
                               ----------   ----------   ----------


TOTAL                            $516,000     $207,600    $(146,900)
                               ----------   ----------   ----------
                               ----------   ----------   ----------



As a result of the prior years' operating losses of a subsidiary, the subsidiary had a net operating loss carryforward of approximately $800,000 as at March 31, 1993, which expires between 1996 and 1999. The subsidiary was merged into the Company in 1994 so that the loss is now available to the Company. For Fiscal 1995, $287,540 of such carryforward was utilized; $276,855 of the loss carryforward expired in Fiscal 1996, and $238,901 is being utilized in Fiscal 1997.

Deferred income taxes include the tax effects of temporary differences between pretax accounting income and taxable income. The principal components of deferred income taxes are as follows:

NOTE 8 - INCOME TAXES (CONTINUED)


                                              1997           1996         1995
                                          -------------   ----------   ----------



Tax depreciation in excess of book
depreciation                                      $(500)       $(500)    $(26,000)


Equipment differences                           115,600      115,600            0


Accrued compensation                            123,500            0            0


Bad debt allowance                               15,700       10,200        9,000


Inventory differences                            66,800       48,200       43,200


Unrealized loss (gain) on investments             2,300        2,600       (2,800)


Warranties and reserves                         152,700      114,700       98,000


Timing difference on other expenses              89,600       28,000            0


Timing difference in recognition of
partnership income                              985,100      499,400     (321,400)


Accrued vacation                                 16,300       16,600       19,000


Net operating loss carryforwards and                  0      130,400      289,400
credits                                   -------------   ----------   ----------



                                              1,567,100      965,200      108,400


Valuation allowance                            (834,800)    (965,200)    (289,400)
                                          -------------   ----------   ----------


Total                                          $732,300           $0    $(181,000)
                                          -------------   ----------   ----------
                                          -------------   ----------   ----------




The difference between the effective rate of the provision (credit) for income taxes and the statutory rate for Federal income taxes is summarized as follows (on a combined basis for taxes on the ordinary and extraordinary items in 1995):


                                              1997        1996         1995
                                           ----------  ----------   ----------



Statutory rate                                   34.0%      (34.0)%      (34.0)%


State income taxes                                 .9          .6          2.6


Allocation of tax benefit to additional
paid-in capital                                  15.2         9.0         23.4


Increase (decrease) in valuation allowance       (7.7)       32.9


Tax assessments                                               6.9


Permanent differences                           (14.1)      (10.4)       (20.6)


Other                                             2.2         4.1
                                           ----------  ----------   ----------


Total                                            30.5%        9.1%       (28.6)%
                                           ----------  ----------   ----------
                                           ----------  ----------   ----------



The provision for taxes for Fiscal 1996 includes additional tax provisions of $156,292 pertaining to Fiscal 1994 and 1993, the result of Internal Revenue Service examinations covering these periods.

The Company recognized certain federal and state tax benefits resulting from the sale of stock purchased via exercise of certain incentive stock options and the lapse of certain restrictions attached to stock awarded to employees. The tax benefits received, amounting to $256,800, $203,300 and $120,200 for the years ended March 31, 1997, 1996, and 1995, respectively, have been credited to additional paid-in capital.

NOTE 8 - INCOME TAXES (CONTINUED)

Permanent differences result mainly from non-taxable interest and non-deductible goodwill amortization, meals and officers' life insurance.

The Company is using the equity method in recognizing partnership income and losses for book purposes and, therefore, had not recognized losses when they exceeded the investment in the partnership. Accumulated unrealized partnership losses of approximately $29,182,069 had been incurred at March 31, 1997 for financial statement purposes and approximately $39,565,284 for tax purposes.

NOTE 9 - COMMON STOCK

A. As of March 31, 1997 warrants to purchase 25,000 shares of common stock were outstanding. The warrants were exercisable at any time before the expiration date of November 6, 2000 at an exercise price of $1.875 per share.

During Fiscal 1997 warrants were exercised for 20,000 shares of common stock at $1.00 per share.

B. The following are options outstanding at March 31, 1997, which the Company has granted to its employees in accordance with the Incentive Stock Option Plan which was adopted in 1982 and expired on March 12, 1992. The options outstanding expire ten years after the date of grant.


Date of Grant       Number of Shares    Exercise Price
--------------------------------------------------------



April 26, 1988             7,000           5.00


August 8, 1988             2,500           6.25


January 26, 1989           8,000           6.90


August 17, 1989            2,000           7.50


February 1, 1990           6,000           5.90


November 6, 1990          12,000           1.875
                    ------------------


TOTAL STOCK OPTIONS       37,500
                    ------------------
                    ------------------



C. During Fiscal 1997, 1996 and 1995, 2,800, 6,450 and 7,250 options were exercised for $7,550, $20,731 and $12,813, respectively, under the above plan. Of the 2,800 options exercised during Fiscal 1997, 1,000 were exercised and paid by the return of 86 shares which were added to the treasury. Of the 6,450 and 7,250 shares purchased during Fiscal 1996 and 1995, 1,200 and 6,000, respectively, were issued from treasury shares and subsequently repurchased by the Company. At March 31, 1997, options to purchase 37,500 shares were exercisable.

D. In August 1992 the Company entered into restricted stock agreements with certain employees to provide incentive to continue in the employ of the Company. Restrictions on the shares lapse to the extent of one-third of the award shares on the third anniversary of the agreement, an additional one-third on the fourth anniversary and the remaining one-third on the fifth anniversary of the agreement. Upon an employee's termination during the restriction period, the Company has the right within 30 days to purchase from the grantee all of the award shares issued under the Plan at a price equal to the original grant date value, plus 10% a year. In addition, during the restriction period the award shares may not be sold, assigned, pledged, or otherwise transferred. Pursuant to the agreements, 545,000 shares were granted during the year ended March 31, 1993. At March 31, 1997, 235,000 shares were still subject to the restrictions.

NOTE 9 - COMMON STOCK (CONTINUED)

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

In December 1995 the Company gave certain employees the option to take restricted stock grants in lieu of cash bonuses. The stock was valued at $7.00 per share, has a five-year restriction against transfer, and will be held in escrow during the restriction period. Upon termination of employment during the restriction period, all bonus stock would be forfeited and the Company would repurchase the shares at $7.00 per share plus a rate of return based on the prime rate. The Company may waive the forfeiture provision within 30 days of termination. Treasury shares were issued to cover the 2,545 restricted shares granted.

In January 1996 the Company granted non-statutory restricted options to two executive officers under the 1993 Plan to purchase 20,500 shares of the Company's common stock at $7.00 per share until December 31, 1996. The options were subsequently exercised. Option shares are subject to transfer restrictions and forfeiture provisions which lapse on the fifth anniversary of the grant and will be held in escrow during the restriction period. Upon termination of employment during the restriction period, all option shares would be forfeited and the Company would repurchase the shares at $7.00 per share plus a rate of return based on the prime rate. The Company may waive the forfeiture provision within 30 days of termination.

In February 1996 the Company granted non-statutory options to officers and employees under the 1993 Plan to purchase 61,500 shares of the Company's common stock at $3.00 per share. The options vest as to 20% of the grant shares in each of the sixth through the tenth years after the date of grant. During Fiscal 1997 options for 2,000 shares were canceled, and as of March 31, 1997, 59,500 options were outstanding.

F. At the Company's annual shareholders' meeting in September 1993, the shareholders approved a stock repurchase plan. Under this plan the Company, at the discretion of the Board of Directors, could purchase up to 300,000 shares of its common stock. Since January 1994 the Company has purchased 182,500 shares of common stock for $1,288,071 under the repurchase plan and 198,702 shares for $996,959 through various private transactions and other agreements.

G. In May 1995 the Company exercised its option to purchase 62,500 shares owned by its partnership co-developer for $1.00 per share. The 62,500 shares were purchased for cash and included in treasury stock.

H. The per share fair values of the two stock options granted during the year ended March 31, 1996 were $6.55 and $10.11, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:



Expected dividend yield       0%

---------------------------------------------

Risk-free interest rate       6% and 7%

---------------------------------------------

Expected stock volatility     62.5%

---------------------------------------------

Expected option life          5 and 10 years

---------------------------------------------


NOTE 9 - COMMON STOCK (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for various stock-based plans and, accordingly, no compensation cost is recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Compensation cost is recognized in the financial statements for stock options which have an exercise price that is less than the fair value of the stock on the date of the grant. The cost is recognized over the vesting period of the grant and amounted to $59,860 for the year ended March 31, 1997 and $10,783 for the year ended March 31, 1996. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts of $1,146,806 and $(2,482,314) for the years ended March 31, 1997 and 1996, respectively, and there would have been no change in the per-share amounts in 1996 and a reduction of $.01 in 1997.

Pro forma net income reflects only options granted during the year ended March 31, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods of five and ten years, and compensation cost for options granted prior to April 1, 1995 was not considered.

NOTE 10 - PREFERRED STOCK

The Company has authorized 7,500,000 shares of $1.00 par value preferred stock. At March 31, 1997 there were no shares issued and outstanding.

NOTE 11 - RELATED PARTIES

Amounts due from affiliates at March 31, 1997 and 1996 relate principally to receivables from the project partnerships for development and management fees of $1,301,797 and $73,132, respectively. Also included is $37,005 in 1997 and $16,602 in 1996 from companies owned by the Chairman, Chief Executive Officer and President of the Company which provide certain services to the Company for airport usage, plane services and engineering consulting services totaling $90,621, $64,828 and $74,914 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 12 - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                       Year Ended
                                          ------------------------------------


                                             1997         1996         1995
                                          ----------   ----------   ----------



Advertising costs                            $68,413      $76,972     $129,111


Research and development expenses(1)         646,817      426,239      480,459


Warranty expense                             295,333      176,117      178,943


Amortization of patents and trademarks        16,845       23,630       43,955


Maintenance and repairs                       73,169       71,684      110,786


Taxes other than payroll and income taxes    666,249      620,175      510,044



(1)Since Fiscal 1994 the Company has expanded its efforts in technology development, particularly solar electric products. Expenditures for research and development for the last three years were $646,817 in Fiscal 1997, $426,239 in Fiscal 1996 and $480,459 in Fiscal 1995. Personnel expenses, comprising the largest portion of these amounts, were $301,055 in Fiscal 1997, $324,662 in Fiscal 1996 and $431,002 in Fiscal 1995. Of the total amounts, expenses attributable to the Company's agreements with the New York State Energy Research and Development Authority were $414,307 in Fiscal 1997, $229,658 in Fiscal 1996 and $115,883 in Fiscal 1995.

NOTE 13 - LEGAL PROCEEDINGS

In June 1997 the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. Each entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Both the Company and Mr. Zinn are scheduled to be sentenced in September 1997. The Company is uncertain as to what effect or consequences this development will have to its current or future business activities.

The St. Francis Hospital cogeneration facility was shut down by the management of the hospital, and the Company initiated a lawsuit against the third-party turn-key operator, Tecogen, Inc., for failing to complete its obligations under the contract prior to this action by the hospital. The Company is currently seeking to recover its entire investment as well as other damages and, based upon the opinion of counsel, management of the Company believes that the outcome of the litigation should be favorable. However, given the potentially protracted nature of the litigation, the Company made provision for the write-off of the book value of the asset at March 31, 1992, resulting in "other expense" of $1,102,611 and in Fiscal 1993 provided an additional $200,000 to cover the cost of removal of the system from the facility. Outcome of the litigation is pending a decision of the courts.

In March 1993 a shareholder derivative suit was filed against the Company and the Company's directors which alleges, among other charges, that the directors acted improperly in issuing Company shares to themselves for little or no consideration. The plaintiff is seeking award of damages to the Company, including punitive damages and interest, an accounting and the return of assets to the Company, the appointment of independent members to the Board of Directors, the cancellation of allegedly improperly granted shares, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants have denied the allegations of the complaint. The Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. After an extensive investigation of the allegations made in the complaint, the SLC issued a resolution dated March 28, 1995 finding that the continued prosecution of the derivative action was not in the best interest of the Company. By further resolution dated April 27, 1995, the SLC instructed the Company's outside counsel to take the necessary steps in court to seek to have the action dismissed. Pursuant to a resolution of the SLC, on May 18, 1995, a motion to dismiss the action based on the recommendation of the SLC was filed with the Court and is being held in abeyance by the Court pending the completion of limited discovery. On February 26, 1997 the Company renewed its motion to dismiss which is sub judice. Oral argument on the matter was heard on June 12, 1997, and the Company is awaiting a decision on the matter. Management is of the opinion that meritorious defenses to the suit have been asserted and that the outcome of the action will have no material adverse impact on the Company.

As discussed in Notes 4 and 5, the Company, through its partner interests, was involved in the construction of a cogeneration facility and an associated greenhouse. Various legal proceedings have arisen from these facilities due to construction problems, breaches of contract and bankruptcies so that neither facility is presently being operated.

NOTE 14 - ACQUISITIONS

In 1995 the Company completed an agreement to acquire the assets of SunWize Energy Systems, Inc. ("SW Illinois") effective as of October 1, 1992. The $315,000 purchase price of the assets, which included distribution rights and a new employment agreement of the president of SW Illinois, represented $200,000 payable as a percentage of future gross margins of the SunWize division and $115,000 of liabilities that were assumed. As of March 31, 1997 the value of the acquired assets was fully amortized. Included in other assets at March 31, 1996 is $45,000, representing the unamortized value of the acquired assets. Consideration under the new employment agreement included the granting of 48,000 shares of the Company's common stock. Such shares were issued from shares held in treasury upon completion of all the negotiations and signing of the restructured SW Illinois agreement during 1995. Transfer restrictions were in place on certain of these shares which were valued at $1.00 per share, the value of the shares at the time of the original agreement. In January 1995 all of the 48,000 shares were repurchased by the Company at the then market value of $312,000 and returned to treasury shares.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

At March 31, 1997, the Company has no significant minimum annual rental commitments under non-cancelable operating leases for equipment and office space. The Company has two leases for office and warehouse space. One lease calls for monthly rental of $550 for a period of 12 months ending April 1998. The second lease originally was for ten years at $150,000 per year commencing December 15, 1994, with the Company having the annual right to terminate the lease during the first seven years of the lease term. Effective September 1, 1995 this lease was renegotiated based upon a reduction of rented space from 25,000 square feet to 17,000 square feet. The term of this lease was for an initial period of six months, commencing on October 1, 1995 and ending on March 31, 1996. The term automatically renews for successive periods of six months each. After December 31, 1996, either party may terminate the lease at any time by giving the other party at least ninety days notice in writing. The annual rent from September 1, 1995 forward is $102,000, which will be adjusted in future periods based on the Consumer Price Index. Rent expense on all operating leases for the years ended March 31, 1997, 1996 and 1995 was $173,903, $177,161 and $96,967, respectively.

The Company has a long-term deferred compensation plan, pursuant to which incentive compensation was provided to certain key employees based on the future operating performance of certain projects. Awards under the plan at March 31, 1993 aggregated $404,625. During the year ended March 31, 1994 early payout was made to three of the five individuals under the plan, whereby they received $141,075 in cash and released the Company from $78,925 in payments for the prepayment of the future amounts due. Payments of one award of $45,000 was pending settlement of a dispute with the individual at March 31, 1994 and was settled in 1995 for $28,000. The balance of the awards of $139,625 is to be paid contingent upon applicable project cash flows, if any, payable over a four-year period commencing with December 31 following the start of commercial operations of the respective project. Payments of $41,207 were made in 1995, $68,691 in 1996 and $7,500 in 1997 with the final payment of $5,625 due in 1998.
NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and short-term investments reported in the consolidated balance sheet approximates their fair value. The estimated fair value of long-term notes receivable, except those due from an affiliate and the greenhouse, approximates the carrying value as management believes the respective interest rates are commensurate with the credit, interest rate and risks involved. Notes receivable due from an affiliate and the greenhouse mentioned above are in default, and it is not practicable to estimate the fair value. All significant long-term debts are floating rate instruments whose carrying amounts approximate fair value. It is not practicable to estimate the fair value of the Company's investment in partnerships because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

NOTE 17 - SEGMENTS OF BUSINESS

The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects (the "Project Segment"). The Company also provides engineering, system design, project management and turn-key installation of photovoltaics and thermal energy systems, and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network (the "Product Segment"). The Company's export product sales, principally to Europe and the Pacific Rim, for the years ended March 31, 1997, 1996 and 1995 were $297,761, $455,114 and $548,669, respectively. A summary of industry segment information for the years ended March 31, 1997, 1996 and 1995 is as follows:


            1997               Project      Product        Eliminations         Total
------------------------------ Segment      Segment    --------------------  -----------
                              ----------   ----------



Net revenues                  $9,638,394   $4,929,157  $                     $14,567,551


Net Income (loss)              2,888,567   (1,714,845)                         1,173,722


Identifiable assets           40,385,917    3,692,166           (32,241,284)  11,836,799


Capital expenditures              32,109       25,681                             57,790


Depreciation and amortization    272,715       82,889                            355,604





            1996
------------------------------



Net revenues                     $4,046,089   $4,033,430  $                     $8,079,519


Net income                         (902,722)  (1,575,597)                       (2,478,319)


Identifiable assets              29,131,974    3,563,959           (23,290,943)  9,404,990


Capital expenditures                262,950       59,551                           322,501


Depreciation and amortization       276,271      112,166                           388,437





            1995
------------------------------



Net revenues                     $9,702,467   $4,593,675  $                     $14,296,142


Net income (loss)                 1,325,526   (1,692,603)                          (367,077)


Identifiable assets              25,640,671    3,556,545           (18,327,874)  10,869,342


Capital expenditures                341,704      154,665                            496,369


Depreciation and amortization       238,727      108,589                            347,316



ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

The Proxy Statement for the Annual Meeting of Shareholders to be held September 30, 1997 (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB, will provide the information required under Part III (Items 9, 10, 11 and 12).

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a.) Item



Exhibit No.


3-A         Restated Certificate of Incorporation of the Registrant (filed as an Exhibit of the Company's
            Form 10-Q for the quarter ended November 30, 1982 and incorporated herein by reference), as amended by Certificate of Amendment of the Certificate of Incorporation of the Registrant
            dated August 29, 1988, Certificate of Change of the Certificate of Incorporation of the
            Registrant dated March 8, 1991, Certificate of Amendment of the Certificate of Incorporation
            of the Registrant dated March 8, 1991, Certificate of Amendment of the Certificate of
            Incorporation of the Registrant dated April 12, 1991, and Certificate of Change of the
            Certificate of Incorporation of the Registrant dated July 1, 1991 (all filed as Exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1994 and also incorporated herein by reference).


3-B         Amended By-Laws of the Registrant as of May 6, 1994, filed as an Exhibit to the Company's Form
            10-KSB for the year ended March 31, 1994, incorporated herein by reference.


10-A        First Amendment to Second Amended and Restated Limited Partnership Agreement of BBI Power L.P.
            among Besicorp International Power Corp., Chesapeake Power Investments Co. Inc., Beta
            International Power Corp., and Chesapeake Power Transport Inc. dated September, 1996.


10-B        Besicorp Group Inc. Incentive Stock Option Plan (filed March 16, 1984 on the Company's Form
            S-8 and incorporated herein by reference).


10-C        Besicorp Group Inc. 1993 Incentive Plan (filed as an Exhibit to the Company's 1993 Proxy statement and incorporated herein by reference).


10-D        Form of Stock Agreement for stock bonus award in lieu of cash bonus


21          Subsidiaries of the Company


23-B        Consent of Citrin Cooperman & Company, LLP


27          Financial Data Schedule


99-A*       Audited financial statements of Kamine/Besicorp Carthage L.P. for the years ended December 31,
            1996 and 1995


99-B*       Audited financial statements of Kamine/Besicorp South Glens Falls L.P. for the years ended
            December 31, 1996 and 1995


99-C        Audited financial statements of Kamine/Besicorp GlenCarthage Partnership for the years ended
            December 31, 1996 and 1995


99-D*       Audited financial statements of Kamine/Besicorp Natural Dam L.P. for the years ended December
            31, 1996 and 1995


99-E*       Audited financial statements of Kamine/Besicorp Syracuse L.P. for the years ended December 31,
            1996 and 1995


99-F*       Audited financial statements of Kamine/Besicorp Beaver Falls L.P. for the years ended December
            31, 1996 and 1995



(b.) There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

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

BESICORP GROUP INC., Registrant

By: /s/ Michael F. Zinn Date: July 9, 1997

name: Michael F. Zinn

title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures              Title                             Date


/s/ Michael F. Zinn     President, Chairman, Director     July 9, 1997
Michael F. Zinn         (principal executive officer)


/s/ Gerald A. Habib     Director                          July 10, 1997
Gerald A. Habib


/s/ Harold Harris       Director                          July 9, 1997
Harold Harris


/s/ Richard E. Rosen    Director                          July 10, 1997
Richard E. Rosen


/s/ Michael J. Daley    Vice President, Chief Financial   July 11, 1997
Michael J. Daley        Officer (principal financial and
                        accounting officer)




                            SUPPLEMENTAL INFORMATION

Subsequent to the filing of the report on this form, the Registrant shall provide annual report and proxy material to security holders and the Registrant shall furnish copies of such material to the commission at that time.

                                 EXHIBIT INDEX



Exhibit No.                                                                                    Page
                                                                                               No.


3-A         Restated Certificate of Incorporation of the Registrant (filed as an Exhibit of    --
            the Company's Form 10-Q for the quarter ended November 30, 1982 and incorporated herein by reference), as amended by Certificate of Amendment of the Certificate of Incorporation of the Registrant dated August 29, 1988,
            Certificate of Change of the Certificate of Incorporation of the Registrant
            dated March 8, 1991, Certificate of Amendment of the Certificate of
            Incorporation of the Registrant dated March 8, 1991, Certificate of Amendment of the Certificate of Incorporation of the Registrant dated April 12, 1991, and
            Certificate of Change of the Certificate of Incorporation of the Registrant
            dated July 1, 1991 (all filed as Exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1994 and also incorporated herein by reference).


3-B         Amended By-Laws of the Registrant as of May 6, 1994, filed as an Exhibit to the    --
            Company's Form 10-KSB for the year ended March 31, 1994, incorporated herein by reference.


10-A        First Amendment to Second Amended and Restated Limited Partnership Agreement of    52
            BBI Power L.P. among Besicorp International Power Corp., Chesapeake Power
            Investments Co. Inc., Beta International Power Corp., and Chesapeake Power
            Transport Inc. dated September, 1996.


10-B        Besicorp Group Inc. Incentive Stock Option Plan (filed March 16, 1984 on the       --
            Company's Form S-8 and incorporated herein by reference).


10-C        Besicorp Group Inc. 1993 Incentive Plan (filed as an Exhibit to the Company's      --
            1993 Proxy statement and incorporated herein by reference).


10-D        Form of Stock Agreement for stock bonus award in lieu of cash bonus                58


21          Subsidiaries of the Company                                                        62


23-B        Consent of Citrin Cooperman & Company, LLP                                         64


27          Financial Data Schedule                                                            65


99-A*       Audited financial statements of Kamine/Besicorp Carthage L.P. for the years        66
            ended December 31, 1996 and 1995


99-B*       Audited financial statements of Kamine/Besicorp South Glens Falls L.P. for the     83
            years ended December 31, 1996 and 1995


99-C        Audited financial statements of Kamine/Besicorp GlenCarthage Partnership for       100
            the years ended December 31, 1996 and 1995


99-D*       Audited financial statements of Kamine/Besicorp Natural Dam L.P. for the years     110
            ended December 31, 1996 and 1995


99-E*       Audited financial statements of Kamine/Besicorp Syracuse L.P. for the years        127
            ended December 31, 1996 and 1995


99-F*       Audited financial statements of Kamine/Besicorp Beaver Falls L.P. for the years    143
            ended December 31, 1996 and 1995



* Certain Confidential Material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The space where information has been omitted has been marked as follows: (INFORMATION DELETED - SUBJECT OF A CONFIDENTIALITY REQUEST)