Form 10QSB
period 1997-06-30
BESICORP GROUP INC
filed 1997-08-14
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


Form 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997
Commission file number 0-9964



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
Yes __X__ No____

Common stock outstanding as of August 11, 1997   2,934,656
Transitional Small Business Disclosure Format    Yes______   No ___X___

PART 1 - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)




                                                                 June 30, 1997     March 31,1997
                           ASSETS

Current Assets:
 Cash and cash equivalents                                      $    1,686,424    $      210,533
 Short-term investments                                              1,033,247         1,012,814
 Trade accounts and notes receivable (less allowance for
   doubtful accounts of $39,346)                                       738,527           604,263
 Due from affiliates                                                   135,574         1,338,802
 Current portion of long-term trade notes receivable: Others
   (includes interest of $10,622 and $11,201, respectively)             98,104            97,016
 Inventories                                                         1,022,179         1,180,265
 Deferred income taxes                                                 362,600           362,600
 Other current assets                                                  248,146           316,601
                                                                 --------------    --------------
     Total Current Assets                                            5,324,801         5,122,894
                                                                 --------------    --------------

Property, Plant and Equipment:
 Land and improvements                                                 279,910           279,910
 Building and improvements                                           1,890,065         1,890,065
 Machinery and equipment                                             1,025,198           961,335
 Furniture and fixtures                                                212,805           195,941
 Construction in progress                                               16,469             8,079
                                                                 -------------     -------------
                                                                     3,424,447         3,335,330
     Less: accumulated depreciation and amortization                 1,463,885         1,398,576
                                                                 -------------     --------------
     Net Property, Plant and Equipment                               1,960,562         1,936,754
                                                                 --------------    --------------
Other Assets:
 Patents and trademarks, less accumulated amortization of
   $655,294 and $651,526, respectively                                  45,300            47,184
 Long-term notes receivable:
     Affiliates                                                        555,376           555,376
     Others                                                          2,148,607         2,168,728
 Deferred costs                                                      1,615,758         1,480,246
 Deferred income taxes                                                 369,700           369,700
 Other assets                                                          181,497           155,917
                                                                 -------------     -------------
     Total Other Assets                                              4,916,238         4,777,151
                                                                 -------------     -------------
     TOTAL ASSETS                                               $   12,201,601    $   11,836,799
                                                                 -------------     -------------
                                                                 -------------     -------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)




                                                        June 30, 1997     March 31,1997
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                 $    1,607,161    $    1,745,142
 Current portion of long-term debt                            142,430           115,598
 Current portion of accrued reserve and warranty
   expense                                                    160,443           215,733
 Taxes other than income taxes                                 95,300           101,786
 Income taxes payable                                         523,553           366,786
                                                        --------------    ---------------
     Total Current Liabilities                              2,528,887         2,545,045

Investment in Partnerships                                  1,973,695         2,559,282
Long-Term Accrued Reserve and Warranty Expense                162,754           165,950
Long-Term Debt                                              3,776,525         3,834,483
                                                        --------------    ---------------
     Total Liabilities                                      8,441,861         9,104,760
                                                        -------------     ---------------

Shareholders' Equity:
 Common stock, $.10 par value: authorized 5,000,000
   shares; issued 3,234,954 shares                            323,495           323,495
 Additional paid in capital                                 4,925,524         4,925,524
 Retained earnings (deficit)                                  217,056          (810,645)
                                                        -------------     -------------
                                                            5,466,075         4,438,374

 Less: Treasury stock at cost (300,298 shares)             (1,706,335)       (1,706,335)
                                                        -------------     -------------
     Total Shareholders' Equity                             3,759,740         2,732,039
                                                        -------------     -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     12,201,601  $     11,836,799
                                                        -------------     -------------
                                                        -------------     -------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                       Three months ended June 30,
                                                      -----------------------------
                                                         1997              1996
                                                      -----------       -----------

Revenues:
 Product sales                                       $  1,390,619      $  1,368,242
 Development and management fees                          727,527           146,033
 Other revenues                                            48,459            91,379
 Income from partnerships                               2,746,608         2,004,491
 Interest and other investment income                      46,584            31,681
 Other income                                               2,159             5,532
                                                      ------------      ------------
     Total Revenues                                     4,961,956         3,647,358
                                                      -----------       ------------
Costs and Expenses:
 Cost of product sales                                  1,196,214         1,164,979
 Selling, general and administrative expenses           2,102,225         1,868,058
 Interest expense                                          97,026            90,412
                                                      -----------       -----------
     Total Costs and Expenses                           3,395,465         3,123,449
                                                      -----------       ------------
Income before Income Taxes                              1,566,491           523,909
Provision for Income Taxes                                538,790           120,000
                                                      ------------      ------------
Net Income                                          $   1,027,701    $      403,909
                                                      ------------      ------------
                                                      ------------      ------------
Income per Common Share                             $         .35    $          .14
                                                      -----------       -----------
                                                      -----------       -----------
Weighted Average Number of Shares Outstanding (in
Thousands)                                                  2,935             2,912
                                                      -----------       -----------
                                                      -----------       -----------
Dividends per Common Share                                   NONE              NONE
                                                      -----------       -----------
                                                      -----------       -----------



See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                               Three months ended June 30,
                                              ------------------------------
                                                    1997           1996
                                                 ----------     ----------

Operating Activities:
 Net income                                     $ 1,027,701    $   403,909
 Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of discounts on notes                (549)          (549)
     Depreciation and amortization                   73,246         96,365
     Realized and unrealized (gains) losses          (1,273)         5,064
     Partnership income recognized               (2,746,608)    (2,004,491)
     Distributions from partnerships              2,161,021      2,076,038
     Changes in assets and liabilities:
      Short-term investments                        (17,371)      (244,423)
      Accounts and notes receivable               1,088,064       (397,602)
      Inventories                                   158,086          1,928
      Accounts payable and accrued expenses        (137,981)       487,759
      Taxes payable/refundable                      150,281       (217,604)
      Other assets and liabilities, net            (152,525)      (135,582)
                                                 -----------    ------------
 Net cash provided by operating activities        1,602,092         70,812
                                                 -----------    ------------

Financing activities:
 Repayment of borrowings                            122,000        (32,514)
 Purchase of common stock                          (153,126)        (1,250)
 Issuance of common stock                                 0          7,549
                                                 ----------     ----------
 Net cash used by financing activities              (31,126)       (26,215)
                                                 ----------     ------------
Investing Activities:
 Capital contributions to partnerships                    0         (2,500)
 Acquisition of property, plant and equipment       (95,075)        (2,661)
                                                 -----------    ------------
 Net cash used by investing activities              (95,075)        (5,161)
                                                 -----------    ------------

Increase in Cash and Cash Equivalents             1,475,891         39,436
Cash and Cash Equivalents - Beginning               210,533         90,579
                                                 ----------     ----------
Cash and Cash Equivalents - Ending              $ 1,686,424    $   130,015
                                                 ----------     ----------
                                                 ----------     ----------
Supplemental Cash Flow Information:
 Interest paid                                  $    91,001    $    96,289
 Income taxes paid                                  382,023        331,721




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of June 30, 1997, and March 31, 1997; the results of operations for the three-month periods ended June 30, 1997 and 1996; and the statement of cash flows for the corresponding three-month periods. Certain items in the Fiscal 1997 financial statements have been restated to conform with the Fiscal 1998 presentation.
B. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full year.

C. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at June 30, 1997 and March 31, 1997, consist of:


                                     June 30, 1997    March 31, 1997


Assembly parts                      $      349,484   $        479,689
Finished goods                             672,695            700,576
                                     -------------    ---------------
                                    $    1,022,179   $      1,180,265
                                     -------------    ---------------
                                     -------------    ---------------




D. Deferred Costs
Deferred costs and reimbursable costs at June 30, 1997 and March 31, 1997 were as follows:

                             Internal Costs          Third
                          Payroll     Expenses    Party Costs       Total


Balance March 31, 1997   $917,671    $ 267,947   $    295,110    $1,480,728
Additions                  90,987       12,661         51,952       155,600
Expensed                        0            0              0             0
Reimbursements            (20,000)           0           (570)      (20,570)
                          -------     --------    -----------     ---------
Balance June 30, 1997    $988,658    $ 280,608   $    346,492    $1,615,758
                       ----------  ----------- --------------  ------------
                       ----------  ----------- --------------  ------------


E. Investments in Partnerships
At June 30, 1997 and March 31, 1997 the balance of recorded investments was comprised of the following:

                                         June 30, 1997     March 31, 1997

Capital contributions and investments   $    2,976,813    $     2,976,813
Partnership distributions                  (22,778,797)       (20,617,776)
Recognized share of income (losses)         17,828,289         15,081,681
                                         -------------     --------------
                                        $   (1,973,695)   $    (2,559,282)
                                         -------------     --------------
                                         -------------     --------------


The financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at March 31, 1997 (unaudited) and December 31, 1996 (audited) and for the three months and year then ended were as follows:

                               Three Months Ended        Year Ended
                                 March 31, 1997       December 31, 1996

Total Partnerships:
Assets                        $       536,466,735    $      535,270,470
Plant and equipment                   399,064,917           400,616,762
Secured debt                          520,992,421           516,799,694
Partners' deficit                     (21,819,925)          (22,332,572)
Revenues                               36,425,327           150,595,750
Income                                  5,146,511            15,701,763

Company's Share:
Partners' deficit                      (9,466,206)           (9,789,803)
Income                                  2,626,064             8,393,340




The operating assets of the partnerships secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income from partnerships, which has been recorded on the financial statements during the first quarter of Fiscal 1998 in the amount of $2,746,608, has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not on one partnership where current losses of $122,239 are in excess of net investment.

One of the partnerships, as a result of the denial of a motion for a preliminary injunction and as a result of the construction lender exercising certain rights under a pledge agreement, filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code and is seeking enforcement of the power purchase agreement. The amounts pertaining to this partnership were excluded from the partnerships' financial position and results of operation presented above.

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of its Power Purchase Agreements ("PPA's") with 19 independent power producers ("IPP's"), including the Company's five contracts. NIMO is the principal purchaser of power produced by the Company's five operating projects. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. There can be no assurance, however, as to the consummation of the MRA or to the ultimate impact such consummation, if any, will have on the Company's operations.

F. Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and Management fee revenue is recognized when deemed payable under the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net income for the three months ended June 30, 1997 increased by $623,792, or 154%, to $1,027,701 from the net income of $403,909 recorded for the three months ended June 30, 1996. The factors which contributed to these changes in net income are discussed below.

First Quarter Developments and Subsequent Event
On May 15, 1997 the United States District Court, Southern District, New York, returned an indictment against the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, charging each with five counts of conspiracy to violate the Federal campaign finance laws and making false statements in connection with the 1992 Congressional campaign of Maurice D. Hinchey. On June 19, 1997 the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. The Company entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Mr. Zinn similarly entered a guilty plea to one count of causing a false statement to be made to the FEC and one count of causing the filing of a false tax return in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Both the Company and Mr. Zinn are scheduled to be sentenced on September 24, 1997. The Company is uncertain as to what effect or consequences this development will have to its current or future business activities.

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

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of its PPA's with 19 independent power producers ("IPP's"), including the Company's five contracts. NIMO is the principal purchaser of power produced by the Company's five operating projects. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. There can be no assurance, however, as to the consummation of the MRA or to the ultimate impact such consummation, if any, will have on the Company's operations.

REVENUES
Consolidated
Consolidated revenues increased by $1,314,598, or 36%, to $4,961,956 during the three months ended June 30, 1997 as compared to $3,647,358 during the three months ended June 30, 1996.

Project Segment
Management and Development Fees. For the Project Segment, revenues attributable to Management and Development fees during the three months ended June 30, 1997 increased by $581,494 to $727,527 as compared to $146,033 for the three months ended June 30, 1996. This increase during the three months ended June 30, 1997 is primarily due to development fees of $600,000 received from the Beaver Falls project in connection with conversion of the construction financing to term financing. The Company also earned $127,527 in Management Fees during the three months ended June 30, 1997 in connection with its projects compared to $146,033 during the three months ended June 30, 1996. The Company received no reimbursements in excess of deferred costs during the quarters ended June 30, 1997 and June 30, 1996.

Income from Partnerships. During the three-month period ended June 30, 1997, the Company recognized $2,746,608 of income from partnerships, an increase of $742,117 compared to $2,004,491 for the three months ended June 30, 1996. The increase is primarily due to income of $983,047 recorded on the Beaver Falls project during the three-month period ended June 30, 1997, while the Company recorded no income on the Beaver Falls project during the three months ended June 30, 1996. While it is anticipated that certain partnerships will continue to generate income over the balance of the year, the Company can not reliably estimate the future operations of the cogeneration partnerships to determine the Company's share of future earnings.

Product Segment
Revenues for the Company's product sales activities during the three-month period ended June 30, 1997 increased by $22,377 to $1,390,619 as compared to $1,368,242 for the three months ended June 30, 1996, due primarily to increased sales of solar electric products of $311,710, particularly in the Product Fabrication and Distribution Division. Distribution sales have continued to grow as a result of the expansion of the Company's sales and marketing staff and increased spending for advertising and promotional programs. To a lesser extent, sales of solar electric products in both the Module Manufacturing and Integration and Power and Infrastructure Projects Divisions increased as well, due to increased sales effort. This increase was offset by lower sales of solar thermal products of $227,067 and heat transfer products of $62,266. The decrease in solar thermal volume was due primarily to reduced sales of the Company's pool heating products. Competitive pricing activity as well as several new competing product entries into the market resulted in lower shipments during the first three months. The reduction in sales of heat transfer products is due to the Company's decision to discontinue the non-agricultural portion of this product line in the third quarter of Fiscal 1997.

Other Revenues
Other revenues derived from the Project and Product Segments decreased by $42,920 during the three-month period ended June 30, 1997 versus the prior period due primarily to decreased revenue received from the New York State

Energy Research and Development Authority ("NYSERDA") in accordance with funding agreements with the Company. Revenues received from NYSERDA may vary from quarter to quarter based upon the degree of completion of the varied tasks outlined within these agreements.

Interest and Other Investment Income
Interest and other investment income during the three months ended June 30, 1997 increased by $14,903 to $46,584 compared to $31,681 for the three months ended June 30, 1996. This increase is attributable primarily to higher invested principle balances and to increased unrealized gains recorded during the current year quarter.

COSTS AND EXPENSES
Cost of Product Sales
Cost of product sales for the three-month periods ended June 30, 1997 and 1996 were $1,196,214 and $1,164,979, respectively, or 86% and 85% of revenues attributable to product sales. The increase in the cost of sales percentage is due primarily to the Company's decision to discontinue the non-agricultural portion of the heat transfer products line, which resulted in liquidation sales of remaining inventory items at substantially reduced margins.

Costs of Management and Development Fees
Other than the settlement of deferred expenses in conjunction with project closings, there are no current specific costs and expenses identified with management and development fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated. Selling, general and administrative expenses ("SG&A") increased by $234,167, or 13%, to $2,102,225 for the three-month period ended June 30, 1997 as compared to $1,868,058 for the three-month period ended June 30, 1996. Both Project and Product Segments contributed to the increase, as discussed below.

Project Segment.. For the Project Segment, SG&A for the three-month periods ended June 30, 1997 and June 30, 1996 was $1,419,478 and $1,363,335,
respectively, representing 68% and 73% of the consolidated totals. The increase in the first three months of Fiscal 1998 is due primarily to an increase in compensation expense of $218,030, resulting from increased compensation payments and from a change in accounting estimate made to record certain compensation expense in the period incurred. This change was adopted during the quarter ended September 30, 1996. Partially offsetting these increases in SG&A was a decrease in legal fees and other expenses related to the Federal criminal proceeding, as described in Part I, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

Product Segment. SG&A expenses for the Company's Product Segment for the three-month periods ended June 30, 1997 and 1996 were $682,747 and $504,723, respectively, representing 32% and 27% of the consolidated totals. This increase is due primarily to the addition of several management positions, as well as increases in the sales and marketing support staff of the Company's solar electric business. Increased advertising and promotional spending during the first quarter also contributed to higher SG&A expenses.

Interest Expense
Interest expense for the three-month period ended June 30, 1997 increased by $6,614 to $97,026 compared to $90,412 for the three month period ended June 30, 1996, primarily due to higher interest payments associated with increased borrowing under the Stewart & Stevenson, Inc. loan.

Provision for Income Taxes
The provision for income taxes increased during the three months ended June 30, 1997 by $418,790 to $538,790 compared to $120,000 for the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $218,065 from $2,577,849 at March 31, 1997, to $2,795,914 at June 30, 1997.

During the quarter ended June 30, 1997, cash of $1,602,092 was provided from operations, primarily the result of the net income for the quarter of $1,027,701, distributions received from partnerships of $2,161,021 and the net change in other assets and liabilities of $1,088,554, reflecting the receipt of a development fee of $1,250,000 from one project (which was recorded as an account receivable at March 31, 1997), partially offset by Federal income tax deposits of $375,000. These net increases in cash were partially offset by adjustments for non-cash items, primarily comprised of partnership income of $2,746,608.

During the current quarter the Company's financing activities resulted in a decrease in cash of $31,126, primarily due to the net repayment of borrowings.

Investing activities during the current quarter resulted in a decrease in cash of $95,075 due to the acquisition of property, plant and equipment.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project in Fiscal 1993 and 1994 utilizing $2,500,000 of its $3,000,000 line of credit under the S&S loan agreement. On February 20, 1997 the Company borrowed the remaining $500,000 available under the agreement.

The Company is currently seeking financing for the construction of a 20,000 sq. ft. facility at the site of the corporate headquarters in Kingston to house the solar electric product development and manufacturing operations. This facility, estimated to cost no more than $1,000,000, would replace space currently occupied under a cancelable lease. The Company has no other significant capital commitments for Fiscal 1998.

The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development costs will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, as a result of the uncertainty created by the status of the NIMO contracts and the guilty pleas relating to the indictments as disclosed in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 and under "First Quarter Developments and Subsequent Event", there can be no assurance that cash flows from future operations of the Company or its ability to borrow in amounts and on terms acceptable to it will not be adversely affected.

                          PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
Reference is made to Part I, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 which is incorporated in its entirety except to the litigations discussed below which are restated in their entirety except as amended to reflect recent developments.

On October 26, 1994 Kamine/Besicorp Allegany L.P. ("KBA") initiated an action in the Supreme Court of the State of New York, County of New York, against Allegany Greenhouse Inc. ("AGI"), seeking, among other things, to recover possession of the greenhouse which AGI had contracted to develop, construct and operate on property adjacent to KBA's cogeneration facility. KBA commenced this suit due to various defaults of AGI under its contractual commitments to KBA, including its obligation to complete the greenhouse by July 31, 1994. To date KBA has advanced to AGI the principal sum of approximately $4,050,000, including the Company's share of $1,944,624, with accrued interest due thereon. KBA is seeking damages in an amount not less than the principal and accrued interest due under the term note in addition to other costs and disbursements associated with this action, as well as possession of the greenhouse and the real property upon which the greenhouse is located. KBA's request for the appointment of a receiver was denied by the Court. On December 24, 1994, AGI filed a counterclaim against KBA, asserting claims for breach of contract, tortious interference with business relations, fraud and damage to trade reputation. On September 19, 1995 KBA exercised certain voting rights pursuant to the greenhouse financing agreements and replaced the directors and management of AGI. AGI subsequently relinquished possession of the greenhouse to KBA. Management believes that KBA has meritorious claims against AGI and meritorious defenses against AGI's counterclaims. As part of the bankruptcy proceeding discussed above, this Supreme Court action has been stayed.

On November 8, 1990 SNC, Ltd. ("SNC") commenced an action in New York Supreme Court, New York County, against the Company, Kamine Development Corp. and certain of their affiliates ("Kamine/Besicorp Defendants") and Ansaldo North America Inc. ("together with its affiliated companies "Ansaldo"). The complaint alleges that SNC was awarded the contracts to construct the Carthage and South Glens Falls Cogeneration Facilities by the two project partnerships developing such facilities and that the contracts were subsequently awarded to Ansaldo in breach of SNC's contract. The plaintiff is seeking an award of compensatory damages, in an undetermined amount in excess of $680,000, together with punitive damages, against the various defendants. On January 15, 1991, the Kamine/Besicorp Defendants answered the complaint and denied all the material allegations and asserted various affirmative defenses. In February 1995 both the Kamine/Besicorp Defendants and Ansaldo moved for summary judgment dismissing SNC's complaint. On May 22, 1996, the Court granted, in part, the defendants' motion for summary judgment finding that SNC and the Kamine/Besicorp Defendants "neither entered into a contract for the construction of the projects nor agreed to a mobilization payment." The Court denied the motion insofar as it sought dismissal of plaintiff's other claims of: (1) breach of preliminary agreement to negotiate in good faith; (2) unjust enrichment/quantum meruit; (3) promissory estoppel; and (4) fraud and negligent misrepresentation.

All parties appealed the Trial Court's May 22, 1996 decision. The basis for the Kamine/Besicorp Defendants' appeal was the contention that the judge erred in failing to apply the requisite legal analysis to the facts and should have dismissed all of SNC's claims. SNC's cross-appeal sought reversal of the Court's dismissal of SNC's breach of contract claims. By its decision and order dated April 3, 1997 the Appellate Court affirmed the Trial Court's decision in all respects. On April 10, 1997 the Ansaldo defendants filed a motion in the Appellate Court for an order granting reargument of its appeal or for granting Ansaldo leave to appeal to the Court of Appeals. On May 15, 1997 the Appellate Court denied Ansaldo's motion and remanded the case to the Trial Court. At a status conference held on June 9, 1997 the Trial Court ordered the case to be submitted to non-binding mediation pursuant to the Commercial Division's program of Alternative Dispute Resolution. The parties engaged in two days of mediation which did not result in a settlement. Accordingly, the case will proceed through the litigation process in the Supreme Court, New York County. The Company believes that it and the other Kamine/Besicorp Defendants have asserted meritorious defenses.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.)         Exhibits
             Exhibit 27 Financial Data Schedule

(b.)         Reports on Form 8-K
On June 25, 1997 the Company filed a report on Form 8-K announcing that the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. The Company entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Mr. Zinn similarly entered a guilty plea to one count of causing a false statement to be made to the FEC and one count of causing the filing of a false tax return in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Both the Company and Mr. Zinn are scheduled to be sentenced on September 24, 1997.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Besicorp Group Inc., Registrant
Date: August 13, 1997            /s/ Michael F. Zinn
                                 Michael F. Zinn
                                 President and Chief Executive Officer
                                 (principal executive officer)



Date: August 13, 1997            /s/ Michael J. Daley
                                 Michael J. Daley
                                 Vice President, Chief Financial Officer
                                 (principal financial and accounting officer)