Form 10QSB
period 1997-09-30
BESICORP GROUP INC
filed 1997-11-14
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


Form 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997
Commission file number 0-9964



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

Yes __X__ No____



Common stock outstanding as of November 11, 1997 2,956,720


Transitional Small Business Disclosure Format    Yes______ No ___X___



PART 1 - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)




                                                                 September 30, 1997     March 31,1997
                                                                 ------------------     -------------
                           ASSETS

Current Assets:
 Cash and cash equivalents                                      $         1,574,693    $      210,533
 Short-term investments                                                   1,037,170         1,012,814
 Trade accounts and notes receivable (less allowance for
   doubtful accounts of $39,346)                                            408,876           604,263
 Due from affiliates                                                        163,331         1,338,802
 Current portion of long-term trade notes receivable: Others
   (includes interest of $17,291 and $11,201, respectively)                 104,773            97,016
 Inventories                                                              1,062,093         1,180,265
 Deferred income taxes                                                      362,600           362,600
 Other current assets                                                       342,756           316,601
                                                                 -------------------    --------------
     Total Current Assets                                                 5,056,292         5,122,894
                                                                 -------------------    --------------

Property, Plant and Equipment:
 Land and improvements                                                      279,910           279,910
 Buildings and improvements                                               1,902,665         1,890,065
 Machinery and equipment                                                  1,162,116           961,335
 Furniture and fixtures                                                     235,773           195,941
 Construction in progress                                                     8,079             8,079
                                                                 ------------------     -------------
                                                                          3,588,543         3,335,330
     Less accumulated depreciation and amortization                       1,533,404         1,398,576
                                                                 ------------------     --------------
     Net Property, Plant and Equipment                                    2,055,139         1,936,754
                                                                 -------------------    --------------
Other Assets:
 Patents and trademarks, less accumulated amortization of
   $658,702 and $651,526, respectively                                       41,892            47,184
 Long-term notes receivable:
     Affiliates                                                             555,376           555,376
     Others                                                               2,149.156         2,168,246
 Deferred costs                                                           1,682,460         1,480,728
 Deferred income taxes                                                      369,700           369,700
 Other assets                                                               174,347           155,917
                                                                 ------------------     -------------
     Total Other Assets                                                   4,972,931         4,777,151
                                                                 ------------------     -------------
     TOTAL ASSETS                                               $        12,084,362    $   11,836,799
                                                                 ------------------     -------------
                                                                 ------------------     -------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)




                                                              September 30, 1997     March 31,1997
                                                              ------------------     -------------
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                       $         1,622,780    $    1,745,142
 Current portion of long-term debt                                       146,554           115,598
 Current portion of accrued reserve and warranty expense                 149,364           215,733
 Taxes other than income taxes                                           100,201           101,786
 Income taxes payable                                                    680,966           366,786
                                                              -------------------    ---------------
     Total Current Liabilities                                         2,699,865         2,545,045

Investment in Partnerships                                             1,361,110         2,559,282
Long-Term Accrued Reserve and Warranty Expenses                          158,337           165,950
Long-Term Debt                                                         3,812,176         3,834,483
                                                              -------------------    ---------------
     Total Liabilities                                                 8,031,488         9,104,760
                                                              ------------------     ---------------

Shareholders' Equity:
 Common stock, $.10 par value: authorized 5,000,000
   shares; issued 3,234,954 shares                                       323,495           323,495
 Additional paid-in capital                                            4,869,690         4,925,524
 Retained earnings (deficit)                                             522,167          (810,645)
                                                              ------------------     -------------
                                                                       5,715,352         4,438,374

 Less: treasury stock at cost (278,234 shares and 300,298
 shares, respectively)                                                (1,662,478)       (1,706,335)
                                                              ------------------     -------------
     Total Shareholders' Equity                                        4,052,874         2,732,039
                                                              ------------------     -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $          12,084,362  $     11,836,799
                                                              ------------------     -------------
                                                              ------------------     -------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                       Three months ended September 30,
                                                      -----------------------------------
                                                          1997                  1996
                                                      -------------         -------------

Revenues:
 Product sales                                       $      878,047        $    1,061,183
 Development and management fees                            180,479                77,017
 Other revenues                                              86,924                87,683
 Income from partnerships                                 2,242,994             2,201,589
 Interest and other investment income                        48,330                36,159
 Other income                                                     0                   240
                                                      --------------        --------------
     Total Revenues                                       3,436,774             3,463,871
                                                      -------------         --------------
Costs and Expenses:
 Cost of product sales                                      877,685             1,023,826
 Selling, general and administrative expenses             1,982,570             2,255,712
 Interest expense                                            99,489                89,447
 Other expense                                               10,506                     0
                                                      -------------         -------------
     Total Costs and Expenses                             2,970,250             3,368,985
                                                      -------------         --------------
Income Before Income Taxes                                  466,524                94,886
Provision for Income Taxes                                  161,413                18,161
                                                      --------------        --------------
Net Income                                          $       305,111     $          76,725
                                                      --------------        --------------
                                                      --------------        --------------
Income per Common Share                             $           .10     $             .03
                                                      -------------         -------------
                                                      -------------         -------------
Weighted Average Number of Shares Outstanding (in
Thousands)                                                    2,947                 2,915
                                                      -------------         -------------
                                                      -------------         -------------
Dividends per Common Share                           $         NONE        $         NONE
                                                      -------------         -------------
                                                      -------------         -------------



See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                       Six months ended September 30,
                                                      --------------------------------
                                                          1997                1996
                                                      ------------        ------------

Revenues:
 Product sales                                       $   2,268,666       $   2,429,425
 Development and management fees                           908,006             223,050
 Other revenues                                            135,383             179,062
 Income from partnerships                                4,989,602           4,206,080
 Interest and other investment income                       94,914              67,840
 Other income                                                    0               5,772
                                                      -------------       -------------
     Total Revenues                                      8,396,571           7,111,229
                                                      ------------        -------------
Costs and Expenses:
 Cost of product sales                                   2,073,899           2,188,805
 Selling, general and administrative expenses            4,084,795           4,123,770
 Interest expense                                          196,515             179,859
 Other expense                                               8,347                   0
                                                      ------------        ------------
     Total Costs and Expenses                            6,363,556           6,492,434
                                                      ------------        -------------
Income Before Income Taxes                               2,033,015             618,795
Provision for Income Taxes                                 700,203             138,161
                                                      -------------       -------------
Net Income                                          $    1,332,812    $        480,634
                                                      -------------       -------------
                                                      -------------       -------------
Income per Common Share                             $          .45    $            .16
                                                      ------------        ------------
                                                      ------------        ------------
Weighted Average Number of Shares Outstanding (in
Thousands)                                                   2,941               2,915
                                                      ------------        ------------
                                                      ------------        ------------
Dividends per Common Share                           $        NONE       $        NONE
                                                      ------------        ------------
                                                      ------------        ------------



See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                       Six months ended September 30,
                                                    ------------------------------------
                                                           1997              1996
                                                        -----------       -----------

Operating Activities:
 Net income                                            $  1,332,812      $    480,634
 Adjustments to reconcile net income to net
     cash provided by operating activities:
     Amortization of discounts on notes                      (1,098)           (1,098)
     Realized and unrealized losses                           8,881             3,827
     Depreciation and amortization                          146,972           192,683
     Partnership income recognized                       (4,989,602)       (4,206,080)
     Distributions from partnerships                      3,791,430         3,977,988
     Changes in assets and liabilities:
      Short-term investments                                (20,549)         (239,462)
      Accounts and notes receivable                       1,383,289           (67,983)
      Inventory                                             118,172           107,259
      Accounts payable and accrued expenses                (122,361)          475,909
      Taxes payable/refundable                              312,595          (291,040)
      Other assets and liabilities, net                    (322,183)         (281,128)
                                                        -------------     --------------
 Net cash provided by operating activities                1,638,358           151,509
                                                        -------------     --------------

Financing Activities:
 Increase in borrowings                                     122,000           108,000
 Repayment of borrowings                                   (179,726)          (61,417)
 Purchase of common stock                                  (140,077)           (1,250)
 Issuance of common stock                                   128,100             7,549
                                                        -----------       -----------
 Net cash provided (used) by financing activities           (69,703)           52,882
                                                        -----------       --------------
Investing Activities:
 Capital contributions to partnerships                            0            (2,500)
 Acquisition of property, plant and equipment              (204,495)          (16,725)
                                                        -------------     --------------
 Net cash used by investing activities                     (204,495)          (19,225)
                                                        -------------     --------------

Increase in Cash and Cash Equivalents                     1,364,160           185,166
Cash and Cash Equivalents - Beginning                       210,533            90,579
                                                        -----------       -----------
Cash and Cash Equivalents - Ending                     $  1,574,693      $    275,745
                                                        -----------       -----------
                                                        -----------       -----------
Supplemental Cash Flow Information:
 Interest paid                                         $    188,871      $    257,844
 Income taxes paid                                          386,023           420,421
 Additions to property, plant, and equipment which
 were financed and not included above                  $     66,375      $          0




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of September 30, 1997, and March 31, 1997; the results of operations for the three- and six-month periods ended September 30, 1997 and 1996; and the statement of cash flows for the corresponding six-month periods. Certain items in the Fiscal 1997 financial statements have been restated to conform with the Fiscal 1998 presentation.

The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended March 31, 1997.

B. Business

The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects. The Company also provides engineering, system design, project management and turnkey installation of photovoltaics and thermal energy systems, and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network.

C. The results of operations for the three- and six-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

D. Inventories

Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at September 30, 1997 and March 31, 1997, consist of:


                                     September 30,     March 31, 1997
                                          1997


Assembly parts                      $       379,982   $        479,689
Finished goods                              682,111            700,576
                                     --------------    ---------------
                                    $     1,062,093   $      1,180,265
                                     --------------    ---------------
                                     --------------    ---------------



E. Deferred Costs

Deferred costs and reimbursable costs at September 30,1997 and March 31, 1997 were as follows:

                              Internal Costs           Third
                           Payroll      Expenses    Party Costs       Total


Balance March 31, 1997   $  917,671    $ 267,947   $    295,110    $1,480,728
Additions                   147,676       20,687         77,339       245,702
Expensed                          0            0              0             0
Reimbursements              (41,500)           0         (2,470)      (43,970)
                          ---------     --------    -----------     ---------
Balance June 30, 1997    $1,023,847    $ 288,634   $    369,979    $1,682,460
                       ------------  ----------- --------------  ------------
                       ------------  ----------- --------------  ------------



F. Investments in Partnerships

The Company has partnership interests in six completed gas-fired cogeneration plants located in New York State. At September 30, 1997 and March 31, 1997, the balance of recorded investments was comprised of the following:

                                         September 30,      March 31, 1997
                                              1997

Capital contributions and investments   $     2,976,813    $     2,976,813
Partnership distributions                   (24,409,206)       (20,617,776)
Recognized share of income (losses)          20,071,283         15,081,681
                                         --------------     --------------
                                        $    (1,361,110)   $    (2,559,282)
                                         --------------     --------------
                                         --------------     --------------


The aggregate financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at June 30, 1997 (unaudited) and December 31, 1996 (audited) and for the six months and year then ended were as follows:

                               Six Months Ended         Year Ended
                                 June 30, 1997       December 31, 1996

Total Partnerships:
Assets                        $      527,174,612    $      535,270,470
Plant and equipment                  395,299,324           400,616,762
Secured debt                         522,634,389           516,799,694
Partners' deficit                    (19,785,568)          (22,332,572)
Revenues                              73,164,750           150,595,750
Income                                10,463,342            15,701,763

Company's Share:
Partners' deficit                     (8,554,368)           (9,789,803)
Income                                 5,168,503             8,393,340



The operating assets of the partnerships in which the Company has investments secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income from partnerships, which has been recorded on the financial statements during the six months ended September 30, 1997 in the amount of $4,989,602, has been recognized on partnerships where income has exceeded prior unrecognized accumulated losses. No income was reported on one partnership where current income of $175,513 did not exceed prior unrecognized accumulated losses.

In addition, one of the partnerships, as a result of the denial of a motion for a preliminary injunction and as a result of the construction lender exercising certain rights under a pledge agreement, filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code and is seeking enforcement of the power purchase agreement ("PPA"). As a result, amounts pertaining to this partnership are excluded from the partnerships' financial position and results of operations presented above.

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of its PPA's with 19 independent power producers ("IPP's"), including five contracts held by the Company's partnerships. NIMO is the principal purchaser of power produced by the Company's five operating projects. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement in principle with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA) which will be documented, filed publicly, and be subject to a review process prior to being voted on by the Commission. Any restructuring, pursuant to this agreement, remains subject to the approval of third parties for both the Partnerships and NIMO, and there can be no assurance as to the consummation of the MRA or to the ultimate impact such consummation, if any, will have on the Company's operations.

G. Revenue Recognition

Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the agreement.

H. Legal Proceedings

See Part ll, Item 1 which is incorporated by reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net income for the three months ended September 30, 1997 increased by $228,386, or 298%, to $305,111 from the net income of $76,725 recorded for the three months ended September 30, 1996. Net income for the six months ended September 30, 1997 of $1,332,812 represents an increase of $852,178, or 177%, from the net income of $480,634 for the six months ended September 30, 1996. The factors which contributed to these changes in net income are discussed below.

Second Quarter Developments and Subsequent Events

On October 22, 1997, the Company and its Chairman, Chief Executive Officer, and President, Michael F. Zinn, were sentenced in the United States District Court, Southern District, White Plains, New York in connection with the previously-disclosed guilty pleas entered for offenses relating to illegal contributions to the 1992 election campaign of Congressman Maurice Hinchey. The Company was fined $36,000, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (commencing November 12, 1997), and a two- year term of supervised release thereafter. Effective November 11, 1997, Mr. Zinn tendered his resignation as Chairman of the Board, Director, Chief Executive Officer and President of the Company.

Effective with Mr. Zinn's resignation, Michael J. Daley, who had served as Vice President, Chief Financial Officer and Corporate Secretary of the Company was appointed Chief Executive Officer and President of the Company and will continue to serve as Chief Financial Officer of the Company. In addition, on November 7, 1997, Mr. Daley was appointed Director, replacing Harold Harris, who resigned from the Board due to declining health.

In related actions effective November 11, 1997, Steven G. Nachimson, who had served as Corporate Counsel and Assistant Corporate Secretary, became General Counsel and Corporate Secretary of the Company; James E. Curtin, who had served as Corporate Controller of the Company, became a Vice President of the Company in addition to serving as Controller; and Joseph P. Novarro, who had served as Vice President, Project Development, was appointed an Executive Officer of the Company and will retain the same title.

While the $36,000 fine assessed by the Court against the Company will not have a material impact on the Company's operations, the Company is uncertain as to what effect or consequences the sentencings or the management transitions will have on its current or future business activities.

On August 1, 1996 NIMO offered to terminate 44 of its PPA's with 19 IPP's, including five contracts held by the Company's partnerships. NIMO is the principal purchaser of power produced by the Company's five operating projects. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that an MRA was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement in principle with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA) which will be documented, filed publicly, and be subject to a review process prior to being voted on by the Commission. Any restructuring, pursuant to this agreement, remains subject to the approval of third parties for both the Partnerships and NIMO, and there can be no assurance as to the consummation of the MRA or to the ultimate impact such consummation, if any, will have on the Company's operations.

At the Company's Annual Meeting of Shareholders held September 23, 1997, it was announced that the Company and Kamine Development Corp. have engaged PaineWebber, Incorporated to solicit participants for a potential business combination involving its independent power projects which supply electricity to NIMO. It is not known whether a successful business combination will be completed, nor can the form or financial value of a potential business combination be determined at this time.

REVENUES
Consolidated
Consolidated revenues decreased by $27,097, or 1%, to $3,436,774 during the three months ended September 30, 1997 as compared to $3,463,871 during the three months ended September 30, 1996. Consolidated revenues for the six months ended September 30, 1997 increased by $1,285,342 from $7,111,229 to $8,396,571, an increase of 18%, compared to the same period in the prior year.

Project Segment
Development and Management Fees. Revenues attributable to Development and Management Fees for the Company's independent power projects ("Project Segment") during the three months ended September 30, 1997 increased by $103,462 to $180,479 as compared to $77,017 for the three months ended September 30, 1996. The Company received no development fees or reimbursements in excess of deferred costs during the quarters ended September 30, 1997 and 1996.

Revenues attributable to Development and Management Fees during the six months ended September 30, 1997 increased by $684,956 to $908,006 as compared to $223,050 for the six months ended September 30, 1996. The increase during the six months ended September 30, 1997 is due primarily to development fees of $600,000 received from the Beaver Falls project in connection with conversion of the construction financing to term financing. The Company also earned $308,006 in management fees during the six months ended September 30, 1997 in connection with its projects compared to $223,050 during the six months ended September 30, 1996. The Company received no reimbursements in excess of deferred costs during the six months ended September 30, 1997 and September 30, 1996.

Income from Partnerships. During the three-month period ended September 30, 1997, the Company recognized $2,242,994 of income from partnerships, an increase of $41,405 compared to $2,201,589 recognized for the three months ended September 30, 1996.

During the six-month period ended September 30, 1997, the company recognized $4,989,602 of income from partnerships, an increase of $783,522 compared to $4,206,080 for the six months ended September 30, 1996. The increase during the current six-month period is primarily due to income of $1,765,039 recorded on the Beaver Falls project, an increase of $659,030 as compared to income of $1,106,009 recorded on that project for the six months ended September 30, 1996.

While it is anticipated that certain partnerships will continue to generate income over the balance of the year, the Company can not reliably estimate the future operations of the cogeneration partnerships to determine the Company's share of future earnings. Results for the current quarter are not necessarily indicative of results for other quarters or for the fiscal year.

Product Segment
Revenues for the Company's energy technology products (the "Product

Segment") sales activities during the three-month period ended September 30, 1997 decreased by $183,136 to $878,047 as compared to $1,061,183 for the three months ended September 30, 1996. The decrease for the period is due primarily to lower sales of heat transfer products of $146,560 and solar thermal products of $56,217. The reduction in sales of heat transfer products is due primarily to the Company's decision to discontinue the non-agricultural portion of this product line in the third quarter of Fiscal 1997. The reduction in sales of solar thermal products is the result of competitive pricing activity and several new competing product entries in the pool heating market.

During the six-month period ended September 30,1997, revenues decreased by $160,759 to $2,268,666 as compared to $2,429,425 for the six months ended September 30, 1996. The decrease is due to lower sales of solar thermal products of $293,959 and heat transfer products of $206,101, due primarily to the factors discussed above. These decreases were partially offset by increased sales of solar electric products of $309,939. The increase in sales of solar electric products is due primarily to increased distribution sales as a result of the expansion of the Company's marketing staff and increased spending for advertising and promotional programs.

Other Revenues
Other revenues derived from the Project and Product Segments decreased by $759 and S43,679 for the respective three- and six-month periods ended September 30, 1997 versus the same periods last year. The decrease in the current year is due primarily to decreased revenue received from the New York State Energy Research and Development Authority ("NYSERDA") in accordance with funding agreements with the Company. Revenues received from NYSERDA may vary from quarter to quarter based upon the degree of completion of the varied tasks outlined in these agreements.

Interest and Other Investment Income

Interest and other investment income during the three months ended September 30, 1997 increased by $12,171 to $48,330 compared to $36,159 for the three months ended September 30, 1996. During the six months ended September 30, 1997, interest and other investment income increased by $27,074 to $94,914 compared to $67,840 for the six months ended September 30, 1996. The increase in both current periods is due primarily to higher invested principal balances during those periods.

COSTS AND EXPENSES
Cost of Product Segment Sales
Cost of product sales for the three-month periods ended September 30, 1997 and 1996 was $877,685 and $1,023,826, respectively, or 99% and 96% of revenues attributable to product sales. During the six-month periods ended September 30, 1997 and 1996, cost of product sales were $2,073,899 and $2,188,805, respectively, or 91% and 90% of product sales. The increase in the cost of sales percentage for both periods is due to the product sales mix. Solar electric products, which generate a significantly lower margin than the Company's other product lines, comprised a higher percentage of the sales of the total Segment compared to the corresponding periods of the prior year.

Costs of Project Segment Development and Management Fees

Other than the settlement of deferred costs in conjunction with potential project closings, there are no current specific costs and expenses identified with development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated. Selling, general and administrative expenses ("SG&A") decreased by $273,142, or 12%, to $1,982,570 for the three-month period ended September 30, 1997 as compared to $2,255,712 for the three- month period ended September 30, 1996. During the six-month period ended September 30, 1997, SG&A decreased by $38,975, or 1%, to $4,084,795, as compared to $4,123,770 for the six-month period ended September 30, 1996. As discussed below, decreases in SG&A in the Project Segment were partially offset by increases in the Product Segment SG&A for both periods.

Project Segment. For the Project Segment, SG&A for the three-month periods ended September 30, 1997 and September 30, 1996 was $1,267,993 and $1,590,114,
respectively, representing 64% and 70% of the consolidated totals. The decrease in the quarter ended September 30, 1997 was due primarily to lower compensation expense of $424,032, resulting primarily from a change in accounting estimate made to record certain compensation expense in the period incurred. This change was adopted during the quarter ended September 1996, resulting in higher compensation expense during that quarter. This was partially offset by payments totaling $100,000 made to the Company's project partner for development expenses in connection with the Syracuse and Beaver Falls projects.

During the six-month periods ended September 30, 1997 and 1996, SG&A was $2,687,471 and $2,953,449, respectively, representing 66% and 72% of consolidated totals. The decrease during the six months ended September 30, 1997 is due primarily to decreased compensation expense of $206,066, primarily the result of the change in accounting estimate discussed above, and to a decrease in legal fees and other expenses related to the Federal criminal proceeding, as described in Part l, Item 3. Legal Proceedings of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

Product Segment. SG&A expenses for the Company's Product Segment for the three-month periods ended September 30, 1997 and 1996 were $714,577 and $665,598, respectively, representing 36% and 30% of the consolidated totals. During the six months ended September 30, 1997 and 1996, the Company's Product Segment SG&A expenses were $1,397,324 and $1,170,321, respectively, representing 34% and 28% of the consolidated totals. This increase in both the current three- and six-month periods is due primarily to the addition of several management positions, as well as increases in the sales and marketing support staff of the Company's solar electric business. Increased advertising and promotional spending during both current periods also contributed to higher SG&A expenses. These increases were partially offset by decreases in solar electric research and development expenses and solar thermal warranty expenses.

Interest Expense
Interest expense for the three-month period ended September 30, 1997 increased by $10,042 to $99,489 compared to $89,447 for the three month period ended

September 30, 1996. Interest expense for the six- month period ended September 30, 1997 increased by $16,656 to $196,515 compared to $179,859 for the six months ended September 30,1996. The increase in both the three- and six- month periods is due primarily to higher interest payments associated with increased borrowing under the Stewart and Stevenson, Inc. ("S&S") loan.

Provision for Income Taxes
The provision for income taxes increased during the three months ended September 30, 1997 by $143,252 to $161,413 compared to $18,161 for the same period last year. During the six-month period ended September 30, 1997, the provision for income taxes increased by $562,042 from $138,161 to $700,203 compared to the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital decreased by $221,422 from $2,577,849 at March 31, 1997, to $2,356,427 at September 30, 1997.

During the six months ended September 30, 1997, cash of $1,638,358 was provided from operations, primarily the result of the net income for the period of $1,332,812, distributions received from partnerships of $3,791,430 and the net change in other assets and liabilities of $1,348,963, reflecting the receipt of a development fee of $1,250,000 from one project (which was recorded as an account receivable at March 31, 1997), partially offset by Federal income tax deposits of $375,000. These net increases in cash were partially offset by adjustments for non-cash items, primarily comprised of partnership income of $4,989,602.

During the current six-month period, the Company's financing activities resulted in a decrease in cash of $69,703 due to a net repayment of borrowings and to purchase of the Company's common stock associated with the repurchase of option shares.

Investing activities during the current six-month period resulted in a decrease in cash of $204,495 due to the acquisition of property, plant and equipment.

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

The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development costs will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, as a result of the uncertainty created by the status of the NIMO contracts and the sentencing in connection with the guilty pleas entered for offenses related to the illegal political contributions as disclosed elsewhere herein, there can be no assurance that cash flows from future operations of the Company or its ability to borrow in amounts and on terms acceptable to it will not be adversely affected.

PART II- OTHER INFORMATION
Item 1. - LEGAL PROCEEDINGS
Reference is made to Part I, Item 3. Legal Proceedings of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997, which is incorporated in its entirety except in regard to the litigations discussed below, which are restated, as appropriate, either in their entirety or relevant portions thereof, except as amended to reflect recent developments.

On or about May 2, 1996 certain officers, directors, employees, former employees of the Company, and certain spouses and affiliates thereof, were served subpoenas by the U. S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, New York. The Company complied with the document request contained in the subpoena. On May 15, 1997 the United States District Court, Southern District, New York, returned an indictment against the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn. charging each with five counts of conspiring to violate the Federal campaign finance laws and making false statements in connection with the 1992 Congressional campaign of Maurice D. Hinchey.

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

On October 22, 1997 the Company and Mr. Zinn were sentenced by the Court in connection with the guilty pleas entered. The Company was fined $36,000. Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (commencing November 12, 1997), and a two-year term of supervised release thereafter. Effective as of November 11, 1997, Mr. Zinn tendered his resignation as Chairman of the Board, Director, Chief Executive Officer and President of the Company.

Effective with Mr. Zinn's resignation, Michael J. Daley, who had served as Vice President, Chief Financial Officer and Corporate Secretary of the Company was appointed Chief Executive Officer and President of the Company and will continue to serve as Chief Financial Officer of the Company. In addition, on November 7, 1997, Mr. Daley was appointed Director, replacing Harold Harris, who resigned from the Board due to declining health.

In related actions effective November 11, 1997, Steven G. Nachimson, who had served as Corporate Counsel and Assistant Corporate Secretary, became General Counsel and Corporate Secretary of the Company; James E. Curtin, who had served as Corporate Controller of the Company, became a Vice President of the Company in addition to serving a Controller; and Joseph P. Novarro, who had served as Vice President, Project Development, was appointed an Executive Officer of the Company and will retain the same title.

While the $36,000 fine assessed by the Court against the Company will not have a material impact on the Company's operations, the Company is uncertain as to what effect or consequences the sentencings or the management transitions will have on its current or future business activities.

***

On August 8, 1997 John Bansbach commenced a shareholder derivative action in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael Zinn, et al., Index No. 97-8075. The Company is named as a nominal defendant in this matter, which also names Michael F. Zinn, an officer and Director of the Company at the time the action was filed, Michael J. Daley, an officer of the Company, and Gerald A. Habib, Harold Harris, and Richard E. Rosen, all Directors of the Company (collectively, the named officers and Directors"). The suit arises in connection with the criminal investigation, indictments and guilty pleas described above. The plaintiff seeks to hold the named officers and Directors liable to the Company for all sums advanced to Mr. Zinn in connection with his defense of the criminal proceedings, and to Mr. Daley, who was subpoenaed for information in connection with this matter, for all legal expenses, costs and fines incurred by the Company itself in connection with the criminal proceedings, and for all harm to the Company's reputation and goodwill resulting from the criminal proceedings. On September 29, 1997 the Company and the named officers and Directors moved to dismiss the action. The Company believes that meritorious defenses have been asserted and will vigorously litigate the matter.

***

The Allegany Cogeneration Facility was completed in December 1994. The Company holds a 50% equity interest in the project through the project partnership, Kamine/Besicorp Allegany L.P. ("KBA"). Under the terms of the project's power purchase agreement (the "Agreement"), power was to be supplied to Rochester Gas and Electric ("RG&E"). On September 7,1994, RG&E filed an action in the supreme court of the State of New York, County of Monroe, against KBA, Kamine Allegany Cogen Co., Inc., Beta Allegany Inc., Kamine Development Corp. and Allegany Cogeneration Inc. The complaint, as amended, asks for a declaratory judgment rescinding or reforming the Agreement on the grounds of mutual mistake, impossibility, frustration, commercial impracticability and anticipatory breach and also asserts claims for breach of contract and material misrepresentations concerning the size of the plant. On January 3, 1995, KBA served its amended answer and counterclaimed for breach of contract.

On January 20, 1995, the defendants filed a motion for summary judgment seeking the dismissal of RG&E's complaint. On March 16, 1995, the Court denied defendants' motion, and KBA appealed the denial. By order dated May 30, 1997, the Appellate Division affirmed the lower Court's decision. RG&E thereafter filed a motion to amend its complaint, which motion was subsequently stipulated to by KBA. On June 26, 1997, KBA removed the action to the United States District Court for the Western District of New York based on RG&E's adding of a federal claim. KBA's time in which to respond to the amended complaint has not yet expired. Management of the Company believes RG&E's actions have no basis, and KBA intends to vigorously defend this matter.

***

On November 21, 1995, RG&E filed a motion with the Bankruptcy Court asking that the Court abstain from hearing the state law claims raised in the adversary proceedings and permit the parties to litigate those claims in the pending New York Supreme Court action. KBA opposed RG&E's motion, and the Bankruptcy court denied RG&E's request. On appeal, however, the District Court reversed and remanded to the Bankruptcy Court for further consideration. On remand, the Bankruptcy Court ruled on March 19, 1997, that the state law claims raised in the adversary proceeding should be litigated in the pending New York State Court action. The Bankruptcy Court also lifted the automatic stay so that the State Court action could proceed. In May 1996, RG&E filed an $8 million proof of claim in the bankruptcy case seeking to recoup certain moneys it had paid while the temporary restraining order granted in the Western District action was in effect. Management believes KBA has meritorious claims against RG&E and maintains meritorious defenses against the claims asserted by RG&E. KBA intends to vigorously litigate these matters. As of September 29, 1997, the Bankruptcy Court has approved up to $32.9 million in debtor-in-possession interim financing, which is to be extended by General Electric Capital Corporation ("GECC"), at its discretion, through December 31, 1997.

***

On December 2, 1994, Ammerlaan Agro-Projecten B.V. ("Ammerlaan"), the contractor hired by Allegany Greenhouse Inc. ("AGI") to construct the greenhouse, filed a mechanics lien in the amount of $4,352.976 against the real property on which the greenhouse is located. On January 17, 1995, Ammerlaan initiated an action in the Supreme Court of the State of New York, County of Allegany, against KBA, AGI, Kamine Development Corp., the Company, Industrial Development Agency of Allegany County, GECC, Pooler Enterprises Inc., and Fillmore Gas Company, Inc. to foreclose on its mechanics lien and to recover certain money allegedly owed it. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. On November 3, 1995, Ammerlaan filed a motion for preliminary injunction seeking to enjoin KBA, Kamine Development Corp., AGl's new management, and the Company from engaging in construction activities at the greenhouse site without Ammerlaan's consent. On November 3, 1995, the Court granted a temporary restraining order prohibiting the foregoing parties from engaging in such activities pending the hearing on the preliminary injunction. The hearing on the preliminary injunction, however, was subsequently stayed as a result of KBA's bankruptcy filing. The Bankruptcy Court subsequently granted KBA permission to undertake repairs to the greenhouse over Ammerlaan's objections, and authorized the expenditure of $650,000 for that purpose. On April 9, 1997, Ammerlaan filed a motion with the Bankruptcy Court asking that the automatic stay be lifted with respect to the Allegany County action. KBA opposed Ammerlaan's motion, which was heard by the Bankruptcy Court on May 29, l997. On September 3, 1997, the Bankruptcy Court denied Ammerlaan's motion. In declining to lift the stay, however, the Bankruptcy Court expressly noted that Ammerlaan was free to pursue its claims for damages against the non-debtor defendants in the Allegany County action. On September l0, 1997, Ammerlaan filed a motion with the Allegany County state court seeking to sever its claims against the non-debtor defendants, including the Company. Ammerlaan's motion is presently scheduled to be heard on December 16, 1997. Management believes that KBA has meritorious claims against Ammerlaan and meritorious defenses to Ammerlaan's claims.

***

In April 1990 the Company commenced an action in United States District court, Northern District of New York, against Tecogen, Inc. ("Tecogen") and its parent company Thermo Electron Corporation, styled Besicorp Group Inc. et al. v. Tecogen Incorporated, et al. for breach of contract and breach of warranty in connection with the Company's purchase of a cogeneration system installed in St. Francis Hospital by Tecogen on a "turnkey" basis. The Company sought compensatory damages. Tecogen counterclaimed for the unpaid purchase price and extras in the amount of approximately $187,000 plus interest. In October 1992 St. Francis Hospital shut down the operation of the cogeneration system. In April 1993 the court excluded consequential and incidental damages and limited the Company's recoverable damages. The case was tried without jury in March 1995 in the United States District Court in Syracuse, New York. At the conclusion of trial the Company sought actual damages in excess of $1,000,000. In July 1993 the Company commenced a separate action in United States District Court, District of New Jersey, against Tecogen, a licensed engineer who was an employee of Tecogen, and Cortese Corporation for negligence indemnification, and professional malpractice. The New Jersey suit has been stayed pending the decision in the New York Court.

On October 10, 1997 the United States District Court for the Northern District of New York ruled on the March 1995 trial and held that Tecogen was liable to the Company in the amount of $30,000 for certain breaches of warranty regarding the cogeneration system purchased by the Company for Tecogen in 1988 and that the Company was liable for payment of the last installment on the purchase price of $156,750. Certain other lesser issues were resolved, both for and against the Company, but not involving damages. The Company is moving to set aside the money judgment against it. As a result of this decision in the New York action, the related action in New Jersey Federal Court is no longer stayed, and the Company will proceed with this matter.

Other than as disclosed above, there have been no material changes in the legal proceedings to which the Company is a party as identified in Form 10-KSB for the year ended March 31, 1997 and the Form 10-QSB for the quarter ended June 30, 1997.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 23, 1997 the Company held an Annual Meeting of Shareholders in Kingston, New York. The shareholders voted on two matters.

The following votes were cast for the nominees for election of directors, and all such nominees were elected.

Michael F. Zinn      2,118,530 votes for 409,699 votes withheld

Gerald A. Habib      2,119,575 votes for 408,654 votes withheld
Harold Harris        2,121,585 votes for 406,644 votes withheld
Richard E. Rosen     2,121,555 votes for 406,674 votes withheld


Shares not voted by brokers for this item were 0.

The votes cast on the ratification of the selection of Citrin Cooperman & Company, LLP, as independent public accountants for the Company for the Fiscal Year ending March 31, 1998 was as follows:

2,128,407 shares voted for the ratification and appointment

387,272 shares voted against the ratification and appointment

12,550 shares abstained from voting

Shares not voted by brokers for this item were 0.

The two matters voted upon were passed.

Item 5. - OTHER INFORMATION INSTEAD OF FORM 8-K
On November 10, 1997 the Company announced that Harold Harris, a member of the Company's Board of Directors, resigned from the Board due to declining health. The remaining members of the Board elected Michael J. Daley to the Board to complete the remainder of Mr. Harris' term of office, which runs until the next annual meeting of shareholders. Mr. Harris' resignation from, and Mr. Daley's appointment to, the Board were effective as of November 7,1997. As indicated elsewhere herein, the Board named Mr. Daley President, Chief Executive Officer, and Chief Financial Officer of the Company effective November 11, 1997,

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits
     Exhibit 27                          Financial Data Schedule

(b.) Reports on Form 8-K
     Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended September 30, 1997.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Besicorp Group Inc., Registrant

Date: November 13, 1997 /s/ Michael J. Daley
                        Michael J. Daley
                        President, Chief Executive Officer,
                        and Chief Financial Officer
                        (principal executive and financial officer)
Date: November 13, 1997 /s/ James E. Curtin
                        James E. Curtin
                        Vice President and Controller
                        (principal accounting officer)
