Form 10QSB
period 1997-12-31
BESICORP GROUP INC
filed 1998-02-17
CIK 320443

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           Commission File No. 0-9964
                                  Form 12b-25

                          NOTIFICATION OF LATE FILING

(Check One): ___ Form 10-KSB ___ Form 20-F ___ Form 11-K __X__ Form 10-QSB ___ Form N-SAR

    For Period Ended: December 31, 1997
    ( ) Transition Report on Form 10-K
    ( ) Transition Report on Form 20-F
    ( ) Transition Report on Form 11-K
    ( ) Transition Report on Form 10-Q
    ( ) Transition Report on Form N-SAR
    For the Transition Period Ended:_____________________________

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

The Company requires additional time to receive legal advice and input from outside counsel regarding legal disclosures required for the filing.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:


Name: Michael J. Daley         Telephone Number: 914-336-7700



(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities
Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports) been filed? If answer is no, identify report(s). __X___Yes _____No
________________________________________________________________________________
___

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? _____Yes ___X___No

If so, state an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made:

N/A

Name of Registrant as Specified in Charter: BESICORP GROUP INC.

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.



                         /s/ Michael J. Daley
Date: February 17, 1998  By: Michael J. Daley
                         President, Chief Executive Officer

