Form 10QSB
period 1997-12-31
BESICORP GROUP INC
filed 1998-02-19
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1997
Commission file number 0-9964



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

Yes __X__ No____



Common stock outstanding as of February 10, 1998 2,956,720


Transitional Small Business Disclosure Format    Yes______ No ___X___



PART 1 - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)




                                                              December 31, 1997     March 31, 1997
                                                              -----------------     --------------
                          ASSETS

Current Assets:
 Cash and cash equivalents                                   $          650,003    $       210,533
 Short-term investments                                               1,048,689          1,012,814
 Trade accounts receivable (less allowance for doubtful
   accounts of $39,346)                                                 392,155            604,263
 Due from affiliates                                                    151,487          1,338,802
 Current portion of long-term notes receivable: Others
   (includes interest of $3,211 and $11,201, respectively)               97,477             97,016
 Inventories                                                          1,140,165          1,180,265
 Refundable income taxes                                                187,187                  0
 Deferred income taxes                                                  362,600            362,600
 Other current assets                                                   216,861            316,601
                                                              ------------------    ---------------
     Total Current Assets                                             4,246,624          5,122,894
                                                              ------------------    ---------------

Property, Plant and Equipment:
 Land and improvements                                                  279,910            279,910
 Buildings and improvements                                           1,902,666          1,890,065
 Machinery and equipment                                              1,215,695            961,335
 Furniture and fixtures                                                 240,352            195,941
 Construction in progress                                                 8,079              8,079
                                                              -----------------     --------------
                                                                      3,646,702          3,335,330
     Less accumulated depreciation and amortization                   1,599,880          1,398,576
                                                              -----------------     ---------------
     Net Property, Plant and Equipment                                2,046,822          1,936,754
                                                              ------------------    ---------------
Other Assets:
 Patents and trademarks, less accumulated amortization of
   $662,109 and $651,526, respectively                                   38,485             47,184
 Long-term notes receivable:
     Affiliates                                                         555,376            555,376
     Others                                                           2,073,431          2,168,246
 Deferred costs                                                       1,919,473          1,480,728
 Deferred income taxes                                                  325,327            369,700
 Other assets                                                           324,294            155,917
                                                              -----------------     --------------
     Total Other Assets                                               5,236,386          4,777,151
                                                              -----------------     --------------
     TOTAL ASSETS                                            $       11,529,832    $    11,836,799
                                                              -----------------     --------------
                                                              -----------------     --------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)




                                                              December 31, 1997     March 31, 1997
                                                              -----------------     --------------
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                       $        1,458,481    $     1,745,142
 Current portion of long-term debt                                      267,114            115,598
 Current portion of accrued reserve and warranty expense                148,888            215,733
 Taxes other than income taxes                                           95,481            101,786
 Income taxes payable                                                   742,576            366,786
                                                              ------------------    ----------------
     Total Current Liabilities                                        2,712,540          2,545,045

Investment in Partnerships                                              633,401          2,559,282
Long-Term Accrued Reserve and Warranty Expenses                         154,223            165,950
Long-Term Debt                                                        3,787,281          3,834,483
                                                              ------------------    ----------------
     Total Liabilities                                                7,287,445          9,104,760
                                                              -----------------     ----------------

Shareholders' Equity:
 Common stock, $0.10 par value: authorized 5,000,000
   shares; issued 3,234,954 shares                                      323,495            323,495
 Additional paid-in capital                                           4,869,690          4,925,524
 Retained earnings (deficit)                                            711,680           (810,645)
                                                              -----------------     --------------
                                                                      5,904,865          4,438,374

 Less: treasury stock at cost (278,234 shares and 300,298
 shares, respectively)                                               (1,662,478)        (1,706,335)
                                                              -----------------     --------------
     Total Shareholders' Equity                                       4,242,387          2,732,039
                                                              -----------------     --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $         11,529,832  $      11,836,799
                                                              -----------------     --------------
                                                              -----------------     --------------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                 Three months ended                    Nine months ended
                                    December 31,                         December 31,
                               -----------------------         ----------------------------------
                                 1997          1996               1997                   1996
                               ---------     ---------         -----------            -----------

Revenues:
 Product sales                $  788,193    $1,130,078       $  3,056,859           $  3,559,503
 Development and management
 fees                            162,133        71,129          1,070,139                294,179
 Other revenues                  102,320        83,508            237,703                262,570
 Income from partnerships      2,418,708     1,800,276          7,408,310              6,006,356
 Interest and other
 investment income                39,700        38,158            134,614                105,998
 Other income                          0       152,337                  0                158,109
                               ---------     ---------         -----------            -----------
     Total Revenues            3,511,054     3,275,486         11,907,625             10,386,715
                               ---------     ---------         -----------            -----------
Costs and Expenses:
 Cost of product sales           776,517     1,145,252          2,850,416              3,334,057
 Selling, general and
 administrative expenses       2,406,166     1,798,900          6,490,961              5,922,670
 Interest expense                207,619        85,792            404,134                265,651
 Other expense                        40             0              8,387                      0
                               ---------     ---------         -----------            -----------
 Total Costs and Expenses      3,390,342     3,029,944          9,753,898              9,522,378
                               ---------     ---------         -----------            -----------
Income Before Income Taxes       120,712       245,542          2,153,727                864,337
Provision (Credit) for
Income Taxes                     (68,802)       86,251            631,402                224,412
                               ---------     ---------         -----------            -----------
Net Income                   $   189,514   $   159,291      $   1,522,325          $     639,925
                               ---------     ---------         -----------            -----------
                               ---------     ---------         -----------            -----------
Basic Earnings per Common
Share                         $      .06   $       .05      $         .52          $         .22
                               ---------     ---------         -----------            -----------
                               ---------     ---------         -----------            -----------
Basic Weighted Average
Number of Shares
Outstanding (in Thousands)         2,957         2,915              2,946                  2,914
                               ---------     ---------         -----------            -----------
                               ---------     ---------         -----------            -----------
Diluted Earnings per Common
Share                        $       .06   $       .05      $         .51          $         .21
                               ---------     ---------         -----------            -----------
                               ---------     ---------         -----------            -----------
Diluted Weighted Average
Number of Shares
Outstanding (in Thousands)         3,016         3,025              3,003                  3,024
                               ---------     ---------         -----------            -----------
                               ---------     ---------         -----------            -----------
Dividends per Common Share    $     NONE    $     NONE       $       NONE           $       NONE
                               ---------     ---------         -----------            -----------
                               ---------     ---------         -----------            -----------




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                     Nine months ended December 31,
                                                  ------------------------------------
                                                         1997              1996
                                                      -----------       -----------

Operating Activities:
 Net income                                          $  1,522,325      $    639,925
 Adjustments to reconcile net income to net
     cash provided by operating activities:
     Deferred income taxes                                 44,373                 0
     Amortization of discounts on notes                    (1,647)           (1,647)
     Depreciation and amortization                        216,855           289,026
     Realized and unrealized losses                         9,620             3,104
     Partnership income recognized                     (7,408,310)       (6,006,356)
     Distributions from partnerships                    5,482,429         5,925,333
     Changes in assets and liabilities:
      Short-term investments                              (32,806)         (253,458)
      Accounts and notes receivable                     1,495,424           268,406
      Inventory                                            40,100            20,422
      Accounts payable and accrued expenses              (286,661)          267,257
      Taxes payable                                       182,298          (370,791)
      Other assets and liabilities, net                  (587,838)         (675,137)
                                                      -------------     --------------
 Net cash provided by operating activities                676,162           106,084
                                                      -------------     --------------

Financing Activities:
 Increase in borrowings                                   247,000           178,000
 Repayment of borrowings                                 (209,061)         (198,535)
 Purchase of common stock                                (140,077)           (1,250)
 Issuance of common stock                                 128,100             7,549
                                                      -----------       -----------
 Net cash provided (used) by financing activities          25,962           (14,236)
                                                      -----------       -----------
Investing Activities:
 Capital contributions to partnerships                          0            (2,500)
 Acquisition of property, plant and equipment            (262,654)          (33,243)
                                                      -------------     --------------
 Net cash used by investing activities                   (262,654)          (35,743)
                                                      -------------     --------------

Increase in Cash and Cash Equivalents                     439,470            56,105
Cash and Cash Equivalents - Beginning                     210,533            90,579
                                                      -----------       -----------
Cash and Cash Equivalents - Ending                   $    650,003      $    146,684
                                                      -----------       -----------
                                                      -----------       -----------
Supplemental Cash Flow Information:
 Interest paid                                       $    287,225      $    334,745
 Income taxes paid                                        398,426           719,163
 Additions which were financed and not included
 above:
 Property, plant and equipment                       $     66,375      $          0




See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of December 31, 1997, and March 31, 1997; the results of operations for the three- and nine-month periods ended December 31, 1997 and 1996; and the statement of cash flows for the corresponding nine-month periods. Certain items in the Fiscal 1997 financial statements have been restated to conform with the Fiscal 1998 presentation.

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

C. Basic/Diluted Earnings per Common Share

Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement requires companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. The reporting requirements of SFAS No. 128 are reflected on the face of the Consolidated Statement of Operations. For the three-month periods ended December 31, 1997 and 1996, there was no difference between Basic Earnings per Share and Diluted Earnings per Share. For the nine months ended December 31, 1997, Diluted Earnings per Share was $.51 as compared to Basic Earnings per Share of $.52, a dilution of $.01 per share. For the nine months ended December 31, 1996, Diluted Earnings per Share was $.21 as compared to Basic Earnings per Share of $.22, a dilution of $.01 per share. The dilution in the nine-month periods ended December 31, 1997 and 1996 is due to the net incremental effect of incentive stock options and warrants of 56,715 shares and 109,920 shares, respectively.

D. The results of operations for the three- and nine-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

E. Inventories

Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at December 31, 1997 and March 31, 1997, consist of:


                                     December 31, 1997     March 31, 1997


Assembly parts                      $           490,263   $        479,689
Finished goods                                  649,902            700,576
                                     ------------------    ---------------
                                    $         1,140,165   $      1,180,265
                                     ------------------    ---------------
                                     ------------------    ---------------



F. Deferred Costs

Deferred costs and reimbursable costs at December 31, 1997 and March 31, 1997 were as follows:

                                 Internal Costs           Third
                              Payroll      Expenses    Party Costs       Total


Balance March 31, 1997      $  917,671    $ 267,947   $    295,110    $1,480,728
Additions                      204,125       27,404        284,765       516,293
Expensed                             0            0              0             0
Reimbursements                 (74,500)           0         (3,048)      (77,548)
                             ---------     --------    -----------     ---------
Balance December 31, 1997   $1,047,296    $ 295,350   $    576,827    $1,919,473
                          ------------  ----------- --------------  ------------
                          ------------  ----------- --------------  ------------



G. Investments in Partnerships

The Company has partnership interests in six completed gas-fired cogeneration plants located in New York State. At December 31, 1997 and March 31, 1997, the balance of recorded investments was comprised of the following:

                                         December 31, 1997     March 31, 1997

Capital contributions and investments   $        2,976,813    $     2,976,813
Partnership distributions                      (26,100,205)       (20,617,776)
Recognized share of income (losses)             22,489,991         15,081,681
                                         -----------------     --------------
                                        $         (633,401)   $    (2,559,282)
                                         -----------------     --------------
                                         -----------------     --------------


The aggregate financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at September 30, 1997 (unaudited) and December 31, 1996 (audited) and for the nine months and year then ended were as follows:

                               Nine Months Ended         Year Ended
                               September 30, 1997     December 31, 1996

Total Partnerships:
Assets                        $       519,536,564    $      535,270,470
Plant and equipment                   391,706,980           400,616,762
Secured debt                          514,239,212           516,799,694
Partners' deficit                     (18,737,255)          (22,332,572)
Revenues                              110,480,366           150,595,750
Income                                 14,825,915            15,701,763

Company's Share:
Partners' deficit                      (7,949,797)           (9,789,803)
Income                                  7,420,628             8,393,340


The operating assets of the partnerships in which the Company has investments secure the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation are funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, does not generally record the losses in the financial statements. The income from partnerships, which has been recorded on the financial statements during the nine months ended December 31, 1997 in the amount of $7,408,310, has been recognized on partnerships where income has exceeded prior unrecognized accumulated losses. No income was reported on one partnership where current income of $7,236 did not exceed prior unrecognized accumulated losses.

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

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of its PPA's with 19 independent power producers ("IPP's"), including five contracts held by the Company's partnerships. NIMO is the principal purchaser of power produced by the Company's five operating projects. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement in principle with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA) which will be documented, filed publicly, and be subject to a review process prior to being voted on by the Public Service Commission. Any restructuring, pursuant to this agreement, remains subject to the approval of third parties for both the Partnerships and NIMO, and there can be no assurance as to the consummation of the MRA or to the ultimate impact such consummation, if any, will have on the Company's operations.

H. Revenue Recognition

Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the agreement.

I. Legal Proceedings

See Part II, Item 1 which is incorporated by reference.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF              OPERATIONS

RESULTS OF OPERATIONS

The Company's net income for the three months ended December 31, 1997 increased by $30,223, or 19%, to $189,514 from the net income of $159,291 recorded for the three months ended December 31, 1996. Net income for the nine months ended December 31, 1997 of $1,522,325 represents an increase of $882,400, or 138%, from the net income of $639,925 for the nine months ended December 31, 1996. The factors which contributed to these changes in net income are discussed below.

Third Quarter Developments and Subsequent Events

As previously disclosed, the Company and Kamine Development Corporation
("KDC") engaged PaineWebber Incorporated ("PW") to solicit participants for a potential business combination invloving its independent projects which supply electricity to NIMO. PW notified KDC and the Company on December 12, 1997 of its intent to terminate the engagement effective November 18, 1997. Since that time PW has provided no further services. Certain open issues are still to be resolved in view of the termination of the agreement including, but not limited to, reimbursement of expenses and indemnification, if any.
The Company has since engaged Josephthal & Company, Inc.
to render certain investment banking services to it in connection with a potential business combination.

In a decision dated December 19, 1997, the shareholder derivative action entitled James Lichtenberg v. Michael F. Zinn, et al. (see Part II, Item I, Legal Proceedings), in which the company was named as nominal defendant, was dismissed by the Supreme Court of the State of New York, Ulster County. The Court upheld the determination of a Special Litigation Committee ("SLC") comprised of independent members of the Company's Board of Directors that the derivative action was not in the best interest of the Company. Based on their investigation and report, the SLC directed that the Company's attorneys seek dismissal of the litigation. The decision grants the Company's motion to dismiss in all respects.

On February 6, 1998 the Company acknowledged that Rochester Gas & Electric Corp. ("RG&E") had announced an agreement in principle to settle legal proceedings relating to the Allegany Cogeneration Facility in Hume, New York in which the Company, through its subsidiary, Beta Allegany Inc. ("Beta Allegany"), holds a partnership interest. The project partnership, Kamine/Besicorp Allegany L.P. ("KBA"), has been operating under Chapter 11 of the United States Bankruptcy Code since November 13, 1995. Management of Beta Allegany has been controlled by General Electric Capital Corp. ("GECC"), the project lender, since November 5, 1995, and the Company has not been a party to the discussions leading up to RG&E's announcement. The complete terms of the agreement in principle were not announced, but RG&E said that is contingent upon reaching finalized agreements between RG&E and GECC, as well as with other interested parties. Further, RG&E said that the agreement in principle is contingent upon approval by the New York State Public Service Commission and United States Bankruptcy Court. The Company is consulting with counsel as to its options with respect to the agreement. At the present time, however, the Company is unable to assess the financial impact of the agreement in principle.

The Company recently received notification that the Fort James (formerly James River II) paper mill, the steam host for the Carthage Cogeneration Facility located in Carthage, New York, will close on or about April 1, 1998. The Company, through two subsidiaries, holds a partnership interest in the cogeneration project. The cogeneration plant has supplied steam to the paper mill and, through a PPA, electricity to NIMO since the plant commenced commercial operations in November 1991. The Company is currently evaluating its options regarding the prospective paper mill closing. The Company is uncertain as to what effect this development will have on the future operation of the plant.

The Board has resolved to increase the number of directors from three to five. On February 19, 1998, the Company announced that its Board of Directors appointed Melanie Norden as the Company's fourth director and is currently seeking a fifth member. Ms. Norden is the founder of BENCHMARKS, a full service consulting firm, providing consultation, management and planning services in fundraising, organizational development, conference and event planning and execution, volunteer, board and staff training, and public relations and marketing. BENCHMARKS, which provides services to both for-profit and not-for-profit clients, has a diverse client base which has included, among others, the International Planned Parenthood Federation, the National Coalition for Women's Business Enterprise, the University of the
West Indies, and Mt. Sinai Medical Center.

REVENUES

Consolidated

Consolidated revenues increased by $235,568, or 7%, to $3,511,054 during the three months ended December 31, 1997 as compared to $3,275,486 during the three months ended December 31, 1996. Consolidated revenues for the nine months ended December 31, 1997 increased by $1,520,910 from $10,386,715 to $11,907,625, an increase of 15%, compared to the same period in the prior year.

Project Segment

Development and Management Fees. Revenues attributable to Development and Management Fees for the Company's independent power projects ("Project Segment") during the three months ended December 31, 1997 increased by $91,004 to $162,133 as compared to $71,129 for the three months ended December 31, 1996. The Company received no development fees or reimbursements in excess of deferred costs during the quarters ended December 31, 1997 and 1996.

Revenues attributable to Development and Management Fees during the nine months ended December 31, 1997 increased by $775,960 to $1,070,139 as compared to $294,179 for the nine months ended December 31, 1996. The increase during the nine months ended December 31, 1997 is due primarily to development fees of $600,000 received from the Beaver Falls project in connection with conversion of the construction financing to term financing. The Company also earned $470,139 in management fees during the nine months ended December 31, 1997 in connection with its projects compared to $294,179 during the nine months ended December 31, 1996. The Company received no reimbursements in excess of deferred costs during the nine months ended December 31, 1997 and December 31, 1996.

Income from Partnerships. During the three-month period ended December 31, 1997, the Company recognized $2,418,708 of income from partnerships, an increase of $618,432 compared to $1,800,276 recognized for the three months ended December 31, 1996. The increase during the current three-month period is due primarily to income of $601,147 and $886,685 recorded on the South Glens Falls and Beaver Falls projects, respectively. This represented respective increases of $462,580 and $124,376 over income of $138,567 and $762,309 recorded on the South Glens Falls and Beaver Falls projects, respectively, for the three months ended December 31, 1996.

During the nine-month period ended December 31, 1997, the company recognized $7,408,310 of income from partnerships, an increase of $1,401,954 compared to $6,006,356 for the nine months ended December 31, 1996. The increase during the current nine-month period is primarily due to income of $2,651,724 recorded on the Beaver Falls project, an increase of $1,300,396 as compared to income of $1,351,328 recorded on that project for the nine months ended December 31, 1996.

While it is anticipated that certain partnerships will continue to generate income over the balance of the year, the Company can not reliably estimate the future operations of the cogeneration partnerships to determine the Company's share of future earnings. Results for the current quarter are not necessarily indicative of results for other quarters or for the fiscal year.

Product Segment

Revenues for the Company's energy technology products (the "Product Segment") sales activities during the three-month period ended December 31, 1997 decreased by $341,885 to $788,193 as compared to $1,130,078 for the three months ended December, 1996. The decrease for the period is due primarily to lower sales of solar electric products of $256,552 and heat transfer products of $80,199. The higher sales of solar electric products recorded during the three months ended December 31, 1996 reflect a non-recurring sale of solar panels to a single customer.

During the nine-month period ended December 31, 1997, revenues decreased by $502,644 to $3,056,859 as compared to $3,559,503 for the nine months ended December 31, 1996. The decrease is due to lower sales of solar thermal products of $311,362 and heat transfer products of $286,320. The reduction in sales of solar thermal products is the result of competitive pricing activity and several new competing product entries in the pool heating market. The reduction in sales of heat transfer products in both current periods is due to the Company's decision to discontinue the non-agricultural portion of this product line in the third quarter of Fiscal 1997.

Other Revenues

Other revenues derived from the Project and Product Segments increased by $18,812 and decreased by $24,867 for the respective three- and nine-month periods ended December 31, 1997 versus the same periods last year. Other revenues are primarily comprised of revenue received from the New York State Energy Research and Development Authority ("NYSERDA") in accordance with funding agreements with the Company. Revenues received from NYSERDA may vary from quarter to quarter based upon the degree of completion of the varied tasks outlined in these agreements.

Interest and Other Investment Income

Interest and other investment income during the three months ended December 31, 1997 increased by $1,542 to $39,700 compared to $38,158 for the three months ended December 31, 1996. During the nine months ended December 31, 1997, interest and other investment income increased by $28,616 to $134,614 compared to $105,998 for the nine months ended December 31, 1996. The increase in both current periods is due primarily to higher invested principal balances during those periods.

Other Income

There was no Other Income recorded for the three- and nine-month periods ended December 31, 1997. Other Income of $152,337 and $158,109 recorded for the respective three- and nine-month periods ended December 31, 1996 primarily represented income earned from the settlement of a complaint against a competitor.

COSTS AND EXPENSES

Cost of Product Segment Sales

Cost of product sales for the three-month periods ended December 31, 1997 and 1996 was $776,517 and $1,145,252, respectively, or 99% and 101% of revenues attributable to product sales. During the nine-month periods ended December 31, 1997 and 1996, cost of product sales was $2,850,416 and $3,334,057, respectively, or 93% and 94% of product sales.

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

Selling, General and Administrative Expenses

Consolidated. Selling, general and administrative expenses ("SG&A") increased by $607,266, or 34%, to $2,406,166 for the three-month period ended December 31, 1997 as compared to $1,798,900 for the three-month period ended December 31, 1996. During the nine-month period ended December 31, 1997, SG&A increased by $568,291, or 10%, to $6,490,961, as compared to $5,922,670 for the nine-month period ended December 31, 1996. As discussed below, both the Project and Product segments contributed to the increase in the three-month period ended December 31, 1997, while the increase in the Product Segment was the primarily source of increased SG&A for the nine months ended December 31, 1997.

Project Segment. For the Project Segment, SG&A for the three-month periods ended December 31, 1997 and December 31, 1996 was $1,644,228 and $1,338,816,
respectively, representing 68% and 74% of the consolidated totals. The increase of $305,412 in the quarter ended December 31, 1997 was due primarily to increased compensation expense of $101,012, resulting from lower deferral of wages in connection with projects, from the judgment of $126,750 paid in connection with the Tecogen litigation (see Part II, Item 1, Legal Proceedings) and increased corporate legal fees.

During the nine-month periods ended December 31, 1997 and 1996, Project Segment SG&A was $4,331,699 and $4,292,265, respectively, representing 67% and 72% of consolidated totals. The increase of $39,434 during the nine months ended December 31, 1997 is due primarily to the payment of the Tecogen judgment discussed above and increased Board of Directors compensation and related expenses of $54,681 which were partially offset by decreased compensation expense of $105,054.

Product Segment. SG&A expenses for the Company's Product Segment for the three-month periods ended December 31, 1997 and 1996 were $761,938 and $460,084, respectively, representing 32% and 26% of the consolidated totals. During the nine months ended December 31, 1997 and 1996, the Company's Product Segment SG&A expenses were $2,159,262 and $1,630,405, respectively, representing 33% and 28% of the consolidated totals. This increase of $301,854 and $528,857 in the respective current three- and nine- month periods is due primarily to the addition of several management positions, as well as increases in the sales and marketing support staff of the Company's solar electric business. Increased solar electric advertising, promotional, and research and development spending during both current periods also contributed to higher SG&A expenses. The increase in the nine-month period is partially offset by a decrease in solar thermal warranty expenses.

Interest Expense

Interest expense for the three-month period ended December 31, 1997 increased by $121,827 to $207,619 compared to $85,792 for the three-month period ended December 31, 1996. Interest expense for the nine-month period ended December 31, 1997 increased by $138,483 to $404,134 compared to $265,651 for the nine months ended December 31, 1996. The increase in both the three- and nine-month periods is due primarily to interest expense of $114,650 incurred in connection with the Tecogen judgment and to higher interest payments associated with increased borrowing under the Stewart and Stevenson, Inc. ("S&S") loan.

Provision (Credit) for Income Taxes

The provision (credit) for income taxes decreased during the three months ended December 31, 1997 by $155,053 to $(68,802) compared to $86,251 for the same period last year. The Credit for Income Taxes in the current period is the result of the reversal of a prior-year over-accrual. During the nine- month period ended December 31, 1997, the provision for income taxes increased by $406,990 from $224,412 to $631,402 compared to the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $1,043,765 from $2,577,849 at March 31, 1997, to $1,534,084 at December 31, 1997.

During the nine months ended December 31, 1997, cash of $676,162 was provided from operations, primarily the result of the net income for the period of $1,522,325, distributions received from partnerships of $5,482,429, a development fee of $1,250,000 received from one project (which was recorded as an account receivable at March 31, 1997), partially offset by Federal income tax deposits of $375,000. These net increases in cash were partially offset by adjustments for non-cash items, primarily comprised of partnership income of $7,408,310.

During the current nine-month period, the Company's financing activities resulted in an increase in cash of $25,962, primarily due to the Company's use of a short-term line of credit of $247,000 partially offset by the repayment of borrowings and by the purchase of the Company's common stock associated with the repurchase of option shares.

Investing activities during the current nine-month period resulted in a decrease in cash of $262,654 due to the acquisition of property, plant and equipment.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project in Fiscal 1993 and 1994 utilizing $2,500,000 of its $3,000,000 line of credit under the S&S loan agreement. On February 20, 1997 the Company borrowed the remaining $500,000 available under the agreement. Depending upon the outcome of the previously described agreement in principle between RG&E and GECC and the resolution of the related litigations (see "Third Quarter
Developments and Subsequent Events" and Part II, Item 1, "Legal
Proceedings"), there is a possiblity that the Company may not recover all or part of the financing provided to the Allegany project. This would result in the write-off of any uncollectible amounts.

The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development costs will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. However, as a result of the uncertainty created by the status of the NIMO contracts, there can be no assurance that cash flows from future operations of the Company or its ability to borrow in amounts and on terms acceptable to it will not be adversely affected.

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

* * *

On or about May 2, 1996 certain officers, directors, employees, former employees of the Company, and certain spouses and affiliates thereof, were served subpoenas by the U. S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, New York. The Company complied with the document request contained in the subpoena. On May 15, 1997 the United States District Court, Southern District, New York, returned an indictment against the Company and its then Chairman, Chief Executive Officer and President, Michael F. Zinn, charging each with five counts of conspiring to violate the Federal campaign finance laws and making false statements in connection with the 1992 Congressional campaign of Maurice D. Hinchey.

On June 19, 1997 the Company and Mr. Zinn each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. The Company entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Mr. Zinn similarly entered a guilty plea to one count of causing a false statement to be made to the FEC and one count of causing the filing of a false tax return in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey.,

On October 22, 1997 the Company and Mr. Zinn were sentenced by the Court in connection with the guilty pleas entered. The Company was fined $36,000. Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (commencing November 12, 1997), and a two-year term of supervised release thereafter. Effective November 11, 1997, Mr. Zinn tendered his resignation as Chairman of the Board, Director, Chief Executive Officer and President of the Company.

Effective with Mr. Zinn's resignation, Michael J. Daley, who had served as Vice President, Chief Financial Officer and Corporate Secretary of the Company, was appointed Chief Executive Officer and President of the Company and will continue to serve as Chief Financial Officer of the Company. In addition, on November 7, 1997, Mr. Daley was appointed Director, replacing Harold Harris, who resigned from the Board due to declining health.

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

***

On August 8, 1997 John Bansbach commenced a shareholder derivative action in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael Zinn, et al., Index No. 97-8075. The Company is named as a nominal defendant in this matter, which also names Michael F. Zinn, an officer and Director of the Company at the time the action was filed, Michael J. Daley, an officer of the Company at the time, and Gerald A. Habib, Harold Harris, and Richard E. Rosen, all Directors of the Company at the time (collectively, "the named officers and Directors"). The suit arises in connection with the criminal investigation, indictments and guilty pleas described above. The plaintiff seeks to hold the named officers and Directors liable to the Company for all sums advanced to Mr. Zinn in connection with his defense of the criminal proceedings, and to Mr. Daley, who was subpoenaed for information in connection with this matter, for all legal expenses, costs and fines incurred by the Company itself in connection with the criminal proceedings, and for all harm to the Company's reputation and goodwill resulting from the criminal proceedings. On September 29, 1997 the Company and the named officers and Directors moved to dismiss the action. The motion has been fully briefed, but no decision has been issued. The Company believes that meritorious defenses have been asserted and will vigorously litigate the matter.

***

On March 29, 1993 James Lichtenberg commenced a shareholder's derivative action now pending in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, et al. The Company is named as nominal defendant in this shareholder's derivative action, which also names as defendants Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, who were directors and officers at the time the action was filed. The complaint alleges that the directors breached their fiduciary duties to the Company by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to the Company's interest in various partnerships which own and operate cogeneration facilities, which allegedly depressed the price of the Company's stock. The plaintiff is seeking an award of damages to the Company, including punitive damages and interest, an accounting and the return of assets to the Company, the appointment of independent members to the Board of Directors, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants denied the allegations of the complaint. The Company believes that meritorious defenses have been asserted, and that the outcome of the action will have no material adverse impact upon the Company. On May 6, 1994 the Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. On March 28, 1995, after an extensive investigation of the allegations made in the complaint, the SLC issued a resolution finding that the continued prosecution of the derivative action was not in the best interest of the Company. By further resolution dated April 27, 1995, the SLC instructed the Company's outside counsel to take the necessary steps in court to seek to have the action dismissed. Pursuant to resolution of the SLC, on May 18, 1995, a motion to dismiss the action based on the recommendation of the SLC was filed with the Court and was being held in abeyance by the Court pending the completion of limited discovery. On February 26, 1997 the Company renewed its motion to dismiss. In a decision issued December 19, 1997, the Court granted the Company's motion for summary judgment based upon the recommendation of the SLC, and dismissed the derivative action in all respects.

***

The Allegany Cogeneration Facility was completed in December 1994. The Company holds a 50% equity interest in the project through the project partnership, KBA. Under the terms of the project's power purchase agreement (the "Agreement"), power was to be supplied to RG&E. On September 7, 1994, RG&E filed an action in the Supreme
Court of the State of New York, County of Monroe, against KBA, Kamine Allegany Cogen Co., Inc., Beta Allegany Inc., Kamine Development Corp. and Allegany Cogeneration Inc. The complaint, as amended, asks for a declaratory judgment rescinding or reforming the Agreement on the grounds of mutual mistake, impossibility, frustration, commercial impracticability and anticipatory breach and also asserts claims for breach of contract and material misrepresentations concerning the size of the plant. On January 3, 1995, KBA served its answer and counterclaimed for breach of contract. On January 20, 1995, the defendants filed a motion for summary judgment seeking the dismissal of RG&E's complaint. On March 16, 1995, the Court denied defendants' motion, and KBA appealed the denial. By order dated May 30, 1997, the Appellate Division affirmed the lower Court's decision. RG&E thereafter filed a motion to amend its complaint, which motion was subsequently stipulated to by KBA. On June 26, 1997, KBA removed the action to the United States District Court for the Western District of New York based on RG&E's adding of a federal claim. KBA's time in which to respond to the amended complaint has not yet expired. Management of the Company believes RG&E's actions have no basis, and KBA intends to vigorously defend this matter. On January 20, 1998, GECC, the Allegany
Cogeneration Facility project lender, advised the Court that it had reached a possible agreement in principle with RG&E regarding settlement of the lawsuit. RG&E has stated that is contingent upon reaching finalized agreements between RG&E and GECC, as well as with other interested parties. Further, RG&E said that the agreement in principle is contingent upon approval by the New York State Public Service Commission and United States Bankruptcy Court. The Company is consulting with counsel as to its options with respect to the agreement. At the present time, however, the Company is unable to assess the financial impact of the agreement on KBA or on it. Depending upon the scope of a finalized agreement, the following three described litigations involving RG&E's motion with the Bankruptcy Court, Allegany Greenhouse, Inc. ("AGI"), and Ammerlaan Agro-Projecten B.V. ("Ammerlaan") could reach resolution.

***

On November 21, 1995, RG&E filed a motion with the Bankruptcy Court asking that the Court abstain from hearing the state law claims raised in the adversary proceedings and permit the parties to litigate those claims in the pending New York Supreme Court action. KBA opposed RG&E's motion, and the Bankruptcy Court denied RG&E's request. On appeal, however, the District Court reversed and remanded to the Bankruptcy Court for further consideration. On remand, the Bankruptcy Court ruled on March 19, 1997, that the state law claims raised in the adversary proceeding should be litigated in the pending New York State Court action. The Bankruptcy Court also lifted the automatic stay so that the State Court action could proceed. (As noted above, the State Court action was subsequently removed by KBA to federal court.) In May 1996, RG&E filed an $8 million proof of claim in the bankruptcy case seeking to recoup certain moneys it had paid while the temporary restraining order granted in the Western District action was in effect. Management believes KBA has meritorious claims against RG&E and maintains meritorious defenses against the claims asserted by RG&E. KBA intends to vigorously litigate these matters. As of December 22, 1997, the Bankruptcy Court has approved up to $33,390,000 in debtor-in-possession interim financing through January 31, 1998, with a right on the part of GECC to increase that amount to $36,590,000 and extend the term until March 31, 1998.

***

On October 26, 1994, KBA initiated an action in the Supreme Court of the State of New York, County of New York, against AGI seeking, among other things, to recover possession of the greenhouse which AGI had contracted to develop, construct and operate on property adjacent to KBA's cogeneration facility. KBA commenced this suit due to various defaults of AGI under its contractual commitments to KBA, including its obligation to complete the greenhouse by July 31, 1994. To date, KBA has advanced to AGI the principal sum of approximately $4,050,000, including the Company's share of $1,944,624, with accrued interest due thereon. KBA is seeking damages in an amount not less than the principal and accrued interest due under the term note in addition to other costs and disbursements associated with this action, as well as possession of the greenhouse and the real property upon which the greenhouse is located. KBA's request for the appointment of a receiver was denied by the Court. On December 24, 1994, AGI filed a counterclaim against KBA, asserting claims for breach of contract, tortious interference with business relations, fraud and damage to trade reputation. On September 19, 1995, KBA exercised certain voting rights pursuant to the greenhouse financing agreements and replaced the directors and management of AGI. AGI subsequently relinquished possession of the greenhouse to KBA. Management believes that KBA has meritorious claims against AGI and meritorious defenses against AGI's counterclaims. In light of KBA's bankruptcy proceedings, this action is presently on hold.

***

On December 2, 1994, Ammerlaan the contractor hired by AGI to construct the greenhouse, filed a mechanics lien in the amount of $4,352,976 against the real property on which the greenhouse is located. On January 17, 1995, Ammerlaan initiated an action in the Supreme Court of the State of New York, County of Allegany, against KBA, AGI, Kamine Development Corp., the Company, Industrial Development Agency of Allegany County, GECC, Pooler Enterprises Inc. and Fillmore Gas Company, Inc. to foreclose on its mechanics lien and to recover certain monies allegedly owed it. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan had failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. On November 3, 1995, Ammerlaan filed a motion for preliminary injunction seeking to enjoin KBA, Kamine Development Corp., AGI's new management, and the Company from engaging in construction activities at the greenhouse site without Ammerlaan's consent. On November 3, 1995, the Court granted a temporary restraining order prohibiting the foregoing parties from engaging in such activities pending the hearing on the preliminary injunction. The hearing on the preliminary injunction, however, was subsequently stayed as a result of KBA's bankruptcy filing. The Bankruptcy Court subsequently granted KBA permission to undertake repairs to the greenhouse over Ammerlaan's objections, and authorized the expenditure of $650,000 for that purpose. On April 9, 1997, Ammerlaan filed a motion with the Bankruptcy Court asking that the automatic stay be lifted with respect to the Allegany County action. KBA opposed Ammerlaan's motion, which was heard by the Bankruptcy Court on May 29, 1997. On September 3, 1997, the Bankruptcy Court denied Ammerlaan's motion. In declining to lift the stay, however, the Bankruptcy Court expressly noted that Ammerlaan was free to pursue its claims for damages against the non-debtor defendants in the Allegany County action. Ammerlaan subsequently appealed to the District Court from the denial of its motion and its opening brief is due on February 10, 1998. On September 10, 1997, Ammerlaan filed a motion with the Allegany County state court seeking to sever its claims against the non-debtor defendants, including the Company. Ammerlaan's motion has not yet been heard. Management believes that KBA has meritorious claims against Ammerlaan and meritorious defenses to Ammerlaan's claims.

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

On October 10, 1997 the United States District Court for the Northern District of New York ruled on the March 1995 trial and held that Tecogen was liable to the Company in the amount of $30,000 for certain breaches of warranty regarding the cogeneration system purchased by the Company for Tecogen in 1988 and that the Company was liable for payment of the last installment on the purchase price of $156,750. Certain other lesser issues were resolved, both for and against the Company, but not involving damages. As a result of this decision in the New York action, the related action in New Jersey Federal Court is no longer stayed. The Company moved to set aside the money judgment against it and also sought relief on the amount of interest owed on the judgment. Tecogen cross-moved for an award of pre-judgment interest. On January 29, 1998 the Court reaffirmed its prior ruling and found that pre-judgment interest should be awarded to Tecogen. As of February 4, 1998 the Company had paid to Tecogen the base amount of the judgment of $127,750 (including post-judgment interest of $1,000) and owes approximately $115,300 in interest. No determination has been reached regarding an appeal of the decision.

Other than as disclosed above, there have been no material changes in the legal proceedings to which the Company is a party as identified in Form 10-KSB for the year ended March 31, 1997 and the Form 10-QSB for the quarter ended September 30, 1997.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits
     Exhibit 27                           Financial Data Schedule

(b.) Reports on Form 8-K
     On October 1, 1997 the Company filed a report on Form 8-K announcing that the Company and Kamine Development Corp. engaged PaineWebber Incorporated to solicit participants for a potential business combination involving its independent power projects which supply electricity to Niagara Mohawk Power
     Corporation.

     On October 28, 1997 the Company filed a report on Form 8-K announcing the Company and its chairman of the Board, President, and Chief Executive
     Officer, Michael F. Zinn, were sentenced for offenses relating to illegal contributions to the 1992 election campaign of Congressman Maurice Hinchey.
     The Company also announced its plan for management continuity.


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
