Form 10KSB
period 1998-03-31
BESICORP GROUP INC
filed 1998-06-30
CIK 320443

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1998 Commission file number 0-9964

                              BESICORP GROUP INC.
                 (Name of small business issuer in its charter)

New York                                       14-1588329
(State or other jurisdiction of incorporation  (Internal Revenue Service Employer
or organization)                               Identification No.)



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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

The issuer's revenues for its most recent fiscal year: $17,014,256

The aggregate market value of Common Stock, $.10 par value, held by nonaffiliates based upon the closing AMEX sale price on June 19, 1998 was approximately $48,594,024.75

The number of outstanding shares of Common Stock, $.10 par value, on June 19, 1998 was 2,967,174 Common Shares.

Transactional Small Business Disclosure Format: Yes____ No __X_

DOCUMENTS INCORPORATED BY REFERENCE:
The information called for by Part III is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held September 23, 1998, which will be filed on or before July 29, 1998.

                              BESICORP GROUP INC.

Cross-Reference Sheet/Documents Incorporated by Reference
Securities and Exchange Commission Item Number and Description



                                       PART I                                  Page No. in
                                                                                this Form
                                                                                 10-KSB


Item 1.   Description of Business                                             1 - 13


Item 2.   Description of Properties                                           13 - 14


Item 3.   Legal Proceedings                                                   14 - 19


Item 4.   Submission of Matters to a Vote of Security Holders                 20


                                      PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder      20
          Matters


Item 6.   Management's Discussion and Analysis or Plan of Operation           22 - 29


Item 7.   Financial Statements                                                29 - 51


Item 8.   Changes in and Disagreements with Accountants on Accounting and     51
          Financial Disclosure


                                      PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;       52
          Compliance with Section 16(a) of the Exchange Act


Item 10.  Executive Compensation                                              52


Item 11.  Security Ownership of Certain Beneficial Owners and Management      52


Item 12.  Certain Relationships and Related Transactions                      52


                                      PART IV


Item 13.  Exhibits, Lists and Reports on Form 8-K                             52 - 53


          Signatures                                                          54


          Index to Exhibits                                                   55 - 56



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

Working with partners, the Company develops independent power projects (the "Project Segment"). Domestically, the Company has partnership interests in six completed gas-fired cogeneration plants located in New York State. Internationally, the Company has an interest in a development project to build a coal-fired power plant in India. In addition, the Company is pursuing the development of new power projects in Latin America.

The Company also provides engineering, system design, project management and turn-key installation of photovoltaics ("PV") and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network (the "Product Segment"). In March 1998 the Company discontinued its solar thermal and remaining heat transfer technology product lines. The Company's non-agricultural heat transfer product lines were discontinued in November 1996.

During each of the five years ended March 31, 1998, the revenues and income
(loss) per segment were as follows:


Year ended         Project Segment                 Product Segment


              Revenues      Income (loss)     Revenues     Income (loss)
3/31/98    $  12,797,085 $      2,846,475  $  4,217,171   $   (2,651,089)
3/31/97        9,638,394        2,888,567     4,929,157       (1,714,845)
3/31/96        4,046,089         (902,722)    4,033,430       (1,575,597)
3/31/95        9,702,467        1,325,526     4,593,675       (1,692,603)
3/31/94        5,566,798        1,264,220     3,759,470       (1,257,699)



See Note 16 of Notes to Consolidated Financial Statements for details of segment information.

PROJECT SEGMENT - DEVELOPMENT AND OWNERSHIP ACTIVITIES:

Business Strategy and Revenue Sources

The Company develops independent power projects with the primary intent to maintain long-term interests. The Company's Project Segment business strategy is to bring early-stage development, financial and analytical skills to a project and build alliances with partners who offer strategic services and capital to new projects. The Company develops projects jointly with partners and holds its ownership interests, primarily in the form of partnership interests, through special-purpose entities formed to be the legal owners of the projects. Financing for these entities is secured solely by their respective assets.

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

As a result of a decline in opportunities in the independent power industry in the United States, as discussed below, the Company's strategy has been to focus on foreign project development primarily in Latin America and Asia. During Fiscal 1998 the Company continued to expend significant effort to develop projects in Brazil and Mexico. To date the Company has only developed operating projects located in the United States. There can be no assurance that the Company will be successful in international project development.

Industry Information

In recent years, the domestic independent power industry has stagnated for several reasons. Regulated utilities' "avoided costs" of power has decreased due largely to a surplus of spot market short-term energy, and utilities have cited level or decreasing demand for power as a basis for not signing PPA's with independent, non-utility generators ("NUG's"). Throughout the United States deregulation of electric generation has and will continue to play a significant role in pricing for electricity.

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

Funding for international projects has come from various sources, including the private sector (both domestic and international), government sponsors, i.e., United States Trade and Development Agency, United States Agency for International Development, Winrock International, International Fund for Renewable Energy and Efficiency, the Export-Import Bank of the United States, the Overseas Private Investment Corporation and other commercial banks. There can be no assurance that the Company will be able to secure sufficient funding in connection with its international development projects.

NIMO Contracts

New York State, where the Company owns interests in six completed power plants, has undergone particular turbulence with regard to the independent production of power. Niagara Mohawk Power Corporation ("NIMO") is the principal purchaser of electricity produced by the Company's five operating projects. During Fiscal 1995 revised PPA's for the Company's five NIMO projects became effective. These agreements were renegotiated by the Company and its partner, Kamine Development Corporation (together with its affiliated companies, "Kamine") in Fiscal 1994 (See "Significant Development Relationships" below.) The revised contracts provide NIMO with more favorable terms and operating flexibility and removed accounting liabilities termed "tracking accounts" from all of the contracts and reduced the risk of curtailment in running hours. The implementation of the revised PPA's required the restructuring of financing arrangements and numerous other underlying agreements for each project.

However, on October 10, 1995 NIMO, which has a large number of contracts with independent power producers, sought, through the Public Service Commission of the State of New York ("PSC"), a significant reduction in the price for power purchased from NUG's, and declared that it may avail itself of a bankruptcy proceeding or other measures in order to obtain relief from the high cost of independent power contracts. On August 1, 1996 NIMO offered to terminate 44 PPA's with 19 independent power producers ("IPP's"), including the five contracts held by the Company's partnerships. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA). After a series of hearings and testimony by interested parties, on December 29, 1997 the assigned administrative law judge recommended approval of the rate and restructuring plan with some modifications. On February 24, 1998 the Public Service Commission of the State of New York ("PSC") approved the MRA and, on March 20, 1998, it issued an Opinion and Order Adopting Terms of Settlement Subject to Modifications and Conditions which NIMO accepted on April 2, 1998. On May 8, 1998 NIMO announced that third party conditions had been satisfied or waived by 14 IPP's holding 27 PPA's, including the five PPA's held by the Company, and on May 14, 1998 NIMO's Board of Directors approved the MRA. The closing date of the MRA is projected to be June 30, 1998 but remains subject to approval by NIMO's stockholders of both the increase in the number of authorized shares of common stock and the issuance of common stock to the IPP's pursuant to the MRA.

The consummation of the MRA may result in the receipt of substantial proceeds by the project partnerships, and, as a result, significant gains for the Company. Such consummation would also result in the termination of the PPA's and, as a result, termination of future periodic ownership distributions and future earnings to the Company from the operations of the projects. The ultimate impact on the Company cannot presently be determined. However, should the MRA not be consummated, the PPA's will remain in place but certain events involving NIMO's financial viability could occur which could impact its ability to continue making payments pursuant to the PPA's. Any such interruption or termination of payments to the project partnerships could hinder the Company's ability to continue operating as a going concern.

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


                                  Percentage
                    Actual or       Equity          Actual or
                    Estimated    Ownership at       Estimated
                  Facility Cost    March 31,        Commercial
 Project Name     (millions) (1)   1998 (2)       Operation Date
---------------   -------------- -------------  ------------------


Carthage
Cogeneration
Facility (58
megawatts)                   $67          50.0%      November 1991
South Glens
Falls
Cogeneration
Facility(58
megawatts)                    63          50.0       November 1991
Natural Dam
Cogeneration
Facility (49
megawatts)                    86          50.0       July 1993 (3)
Syracuse
Cogeneration
Facility (79
megawatts)                   183        35.715   February 1994 (3)
Beaver Falls
Cogeneration
Facility (79
megawatts)                   199          50.2       June 1995 (3)
Allegany
Cogeneration
Facility (55
megawatts)                    95          50.0   December 1994 (4)
Krishnapatnam
Project (500         (estimated)
megawatts)                   700          50.0    (estimated) 2002




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

The Company earns fees for developing its projects that are recognized as revenue when deemed payable under the agreements. The project partnerships are expected to generate income from the operation of the facilities; however, in early years of operation, significant book losses may be incurred, and the Company will not recognize income until such time as the operating income of the projects exceeds accumulated losses. During Fiscal 1995 the Carthage, South Glens Falls and Natural Dam partnerships generated income from operations which exceeded the cumulative prior year losses, and consequently the Company recognized income from these partnerships. The Carthage and South Glens Falls partnerships continued to generate income during Fiscal 1996, and the Company recognized additional income from these partnerships. During Fiscal 1997 the Carthage and South Glens Falls partnerships again generated income, and, in addition, the Natural Dam and Beaver Falls partnerships earned income from operations in excess of cumulative prior year losses. As a result, the Company recognized income on these four projects. The same four projects continued to generate income during Fiscal 1998. There can be no assurance that income will be recorded from these or other project partnerships in the near future as income is dependent upon the results of operations which may vary. See Note 5 to the Notes to Consolidated Financial Statements. In addition, the possible consummation of the MRA could affect the project partnerships' ability to generate income from future operations.

The following is an expanded discussion of the status of each of the projects listed above.

Domestic Projects:

Carthage Cogeneration Facility

The Carthage Cogeneration Facility, located in Carthage, NY, at the site of a paper mill owned by Fort James Corporation ("Fort James") (formerly James River II, Inc.) is a natural gas fired cogeneration plant which is leased from General Electric Capital Corp. ("GECC") by a project partnership, of which the Company is a 50% owner. A revised PPA is in place to sell approximately 58MW of electricity to NIMO over a period of 35 years commencing in November 1994. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $67 Million.

The facility was constructed by Ansaldo North America, Inc. (together with its affiliated companies "Ansaldo") on a completely turn-key basis. Commercial operations commenced in November 1991. Until recently, steam was provided to the host mill under terms of an energy services agreement ("ESA") (see below). Operations and maintenance of the facility are provided by GE Energy Plant Operation, Inc. ("GEEPO") (formerly Stewart and Stevenson Operations, Inc). The primary supplier of natural gas for the project is Renaissance Energy Ltd. ("Renaissance") of Alberta, Canada. In 1990 the Company assigned a portion of its future development fees in this project to the Kamine/Besicorp GlenCarthage Partnership ("GlenCarthage") as discussed below.

During Fiscal 1998 the Company recorded $118,864 of management fees from the project. Ownership distributions of $2,137,499 and distributions of $119,313 to fund gross receipt taxes were received by the Company in Fiscal 1998.

In January 1998, Fort James announced plans to close the host paper mill on or about April 1, 1998 and discontinue purchasing steam. Fort James has certain obligations under the ESA to ensure the facility is able to continue as a Qualifying Facility ("QF"). Alternatives are currently being considered regarding this situation.

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

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in November 1991. Steam is provided to the host mill under terms of an ESA. Operations and maintenance of the facility are provided by GEEPO. The primary supplier of natural gas for the project is Renaissance. In 1990 the Company assigned a portion of its future development fees in this project to GlenCarthage as discussed below.

During Fiscal 1998 the Company recorded $108,776 of management fees from the project. Ownership distributions of $2,397,471 and distributions to fund gross receipt taxes of $131,702 were received by the Company in Fiscal 1998.

Kamine/Besicorp GlenCarthage Partnership

The Company assigned a portion of its expected future development fees in the Carthage and South Glens Falls projects to Nova Northwest, Inc. ("Nova") in consideration of funding of $2,500,000 on November 9, 1990, which was paid to GlenCarthage in which a subsidiary of the Company is a 50% general partner. In conjunction with the sale/leaseback transactions during Fiscal 1995 with GECC, this partnership's obligation to Nova was repaid in full by obtaining loans from the Carthage and South Glens Falls projects. Distributions of development fees paid to GlenCarthage by the two projects, which were in excess of the partnership's debt service requirements, in the aggregate amount of $665,274 were received by the Company during Fiscal 1998 under this arrangement.

Natural Dam Cogeneration Facility

The Natural Dam Cogeneration Facility, located in Gouverneur, NY, at the site of a paper mill owned by CelluTissue - Natural Dam (which purchased the mill from The Fonda Group in March 1998), is a natural gas fired cogeneration plant which is leased from GECC by a project partnership of which the Company is a 50% owner. A revised PPA is in place to sell approximately 49MW of electricity to NIMO over a period of 35 years commencing in November 1994. Pursuant to the terms of the PPA, during the period through January 2001 the facility is expected to be on standby availability. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $86 Million.

The facility was constructed by Century Contractors West, Inc., on a completely turn-key basis. Commercial operations commenced in July 1993. Steam is provided to the host mill under terms of an ESA. Operations and maintenance are provided by GEEPO. The primary supplier of natural gas for the project is Union Pacific Resources, Inc. ("UPRI") (which purchased Norcen Energy Resources Limited in March 1998).

During Fiscal 1998 the Company recorded $116,997 of management fees from the project. Ownership distributions of $1,698,191 and distributions to fund gross receipt taxes of $72,259 were received by the Company during Fiscal 1998.

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

The facility was constructed by Ansaldo on a completely turn-key basis. Ansaldo was granted a limited partnership interest in consideration of the bridge financing it provided to the project, thereby reducing the Company's ownership interest from 50% to 35.715%. Commercial operations commenced in February 1994. Steam is provided to the New York State Fair, a division of the New York State Department of Agriculture and Markets, under terms of an ESA. Operations and maintenance of the facility are provided by GEEPO. The primary supplier of natural gas for the project is UPRI.

An additional development fee of $1.25 Million was earned by the Company during Fiscal 1998 in connection with conversion of the construction financing to permanent term financing and was recognized as revenue during Fiscal 1998.

During Fiscal 1998 the Company recorded $174,948 of management fees from the project. Ownership distributions of $84,481 and distributions to fund gross receipts taxes of $86,903 were received by the Company during Fiscal 1998.

Beaver Falls Cogeneration Facility

The Beaver Falls Cogeneration Facility, located in Beaver Falls, NY, on the site of a paper mill owned by Fiber Mark, Inc. ("FI"), (formerly Specialty Paperboard, Inc.), is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 50.2% owner. A revised PPA is in place to sell up to 79MW of electricity to NIMO over a period of 35 years com-mencing in May 1995. Pursuant to the terms of the PPA, during the period through January 2001 the facility is expected to be on standby availability. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $199 Million.

The facility was constructed by Ansaldo on a completely turn-key basis. Commercial operations commenced in June 1995. Steam is provided to the host mill as well as to an adjacent mill owned by Armstrong Gasket Products, Inc., which was purchased from FI. Operations and maintenance of the facility are provided by GEEPO. The primary supplier of natural gas for the project is UPRI.

An additional development fee of $600,000 was received by the Company during Fiscal 1998 in connection with conversion of the construction financing to permanent term financing and was recorded as revenue during Fiscal 1998.

During Fiscal 1998 the Company recorded $135,016 of management fees from the project. To date no ownership distributions have been received from the Beaver Falls project (see below)However, distributions of $140,344 were received by the Company during Fiscal 1998 to fund gross receipt taxes.

Syracuse and Beaver Falls Cogeneration Facilities Financings

For both Syracuse and Beaver Falls, construction and permanent financing was provided by bank groups led by Deutsche Bank AG, New York branch ("Deutsche") (as agent), and subordinated loans were provided by Ansaldo and affiliates of Siemens Corporation. In October 1994 the financing agreements for these projects were restructured in order to accommodate the revised NIMO PPA's. The Company planned to refinance these projects with longer-term financing, but did not seek to do so during Fiscal 1998 as a result of the Company's participation in the MRA process. Although the Company received ownership distributions from the Syracuse Project during Fiscal 1998, given the structure of the current financing, the Company could not predict when material cash distributions from the Beaver Falls Project would have commenced.

Allegany Cogeneration Facility

The Allegany Cogeneration Facility, located in Rossberg, NY, is a natural gas fired cogeneration plant which is owned by a project partnership of which the Company is a 50% owner. Commercial operations of the facility commenced in December 1994. However, as a result of litigation among and between the parties to the project, the facility is currently not in operation (see Item 3. Legal Proceedings).

A PPA is in place to sell approximately 55MW of electricity to Rochester Gas and Electric ("RG&E") over a period of 25 years. The facility was developed in partnership with Kamine. Capital costs of this facility were approximately $95 Million.

In August 1993 construction and permanent financing was provided by GECC. At the closing the Company received development fees of $750,000 and expense reimbursements of $71,696. Construction had commenced in March 1993 under bridge financing provided by Besicorp and Kamine. At the closing Kamine/Besicorp Allegany L.P. ("KBA"), the project partnership, paid Stewart & Stevenson, Inc. $300,000 on behalf of the Company, thereby reducing the bridge financing from $2,800,000 to $2,500,000. The bridge financing was converted to a subordinated term loan due from the project partnership. It was anticipated that, in turn, these moneys would be advanced to Allegany Greenhouse, Inc. ("AGI"), the owners of the originally contemplated steam host, a greenhouse facility, to be repaid over a term of approximately twelve years unless sooner refinanced. At March 31, 1998, $1,944,624 of the $2,500,000 had been funded to AGI with the remaining balance of $555,376 due from KBA.

The facility was constructed by Ansaldo on a completely turn-key basis. Operations and maintenance of the facility are provided by GEEPO. The primary supplier of natural gas for the project is MidCon Gas Services Corp. of Houston, Texas. A distilled water facility owned by GECC is the steam host for this project. AGI, under terms of a 25-year ESA, was to operate a greenhouse as a steam host (See Item 3. Legal Proceedings for further discussion of this project.)

On February 6, 1998, RG&E announced an agreement in principle to settle the aforementioned litigation between the parties of the project stating that the plan was contingent upon reaching final agreements between RG&E and the project lender, as well as other interested parties. On June 8, 1998 RG&E announced that the proposed settlement had been filed with the PSC, and set forth items of the proposed settlement. The Company does not believe the proceeds of the proposed settlement are likely to exceed the claims of the secured and unsecured creditors of KBA. As discussed above, the Company funded combined loans of $2.5 million to the project and AGI. The Company's ability to recover this investment will be jeopardized by this settlement, and, as a result, the Company has established reserves to cover losses that may result from the possible uncollectibility of these loans. The proposed settlement must be approved by both the PSC and the Bankruptcy Court, as the project partnership has been operating under Chapter 11 of the United States Bankruptcy Code since November 13, 1995. Besicorp is consulting with legal counsel concerning the proposed settlement agreement and related bankruptcy court filings. (See Item 3. Legal Proceedings and Note 4. Notes Receivable for further discussion of this project.)

During Fiscal 1998 the Company recorded no management fees from the project, and payments continued to be made as called for under the financing agreement as approved by the Bankruptcy Court. (See Item 3. Legal Proceedings.) To date no ownership distributions have been received from Allegany, and no distributions are expected during the pendency of the ongoing litigation regarding this project.

International Projects:

Krishnapatnam Project (Under Development)

The Krishnapatnam project contemplates the development of a coal-burning power plant to be located near the village of Krishnapatnam, 120 miles north of Chennae (Madras) on India's Eastern coast. BBI Power Inc., the project company developing Krishnapatnam, is 50% owned by the company and 50% owned by Chesapeake Power Investments Co. However, it is likely that, due to the size of the project and the amount of debt and equity capital necessary to be raised, the Company's ownership interest will be reduced by the participation of equity investors. A PPA was entered into in November 1994 with the Andhra Pradesh State Electricity Board of India to sell approximately 500MW of electricity. A renegotiated PPA is expected to be signed prior to financial closing and the start of construction. Capital costs to construct this project are currently estimated to be approximately $700 Million.

Completion of the pre-construction phase of the project requires forming strategic alliances and achieving contracts for engineering procurement, fuel, and operations and maintenance and various permits and other local approvals, as well as making arrangements for debt and equity for the project's total cost. The project is undergoing review by the Central Electricity Authority ("CEA") in Delhi. Assuming that the development of this project is successful, including obtaining project financing, current plans are to begin construction in 1999 and commence commercial operations in 2002.

The May 1998 nuclear tests conducted by India have resulted in the imposition of economic sanctions by the United States. The ability to obtain project financing may be affected by these sanctions.

With respect to the development of this project, since 1995 commitments have been secured from third parties for funding an aggregate $6.6 Million for project development.

Through March 31, 1998, the Company has received $937,992 for reimbursement of development costs. Additional development financing of $1.1 million was obtained from new participants and $.25 million from the Company in Fiscal 1998. Such funding will be used to continue development of the Krishnapatnam project. There can be no assurance that additional development funds will be secured.

Significant Development Relationships

In 1986 the Company entered into a Master Project Development Agreement ("MPDA") with Kamine pursuant to which the companies agreed to jointly develop certain cogeneration plants in North America, excluding Mexico. In addition, the MPDA provides for sharing of future project development opportunities of either of the two companies which meet the criteria of the MPDA. All six completed cogeneration projects in New York State, as discussed under the heading "Project Descriptions," have been developed as part of the Kamine relationship. All projects developed with Kamine are to have equal ownership and sharing of development fees unless otherwise modified by agreement. Each party bears its own internal costs of development. The MPDA extends through 2000.

The Company is pursuing project development in Brazil under a Master Project Agreement with MPR Associates ("MPR"). The agreement calls for equal sharing in development fees and ownership interest in all projects developed with MPR.

Regulatory Compliance

The Company's domestic power production project activities are governed by certain federal and state laws and regulations. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") was enacted by Congress in order to remove certain impediments to the development of cogeneration and small power production facilities and to stimulate energy conservation. Among other things, PURPA requires that (i) electric utilities purchase, at just and reasonable rates, any energy made available to such utilities by cogeneration facilities, such as the Company's domestic power projects, that meet certain criteria ("Qualifying Facilities" or "QF") and (ii) such utilities may not discriminate against Qualifying Facilities. In addition, PURPA requires that utilities (x) sell to Qualifying Facilities any energy and capacity requested by such Qualifying Facilities, (y) make such interconnections with any Qualifying Facility as to permit the sale and purchase of energy and capacity and (z) transmit the energy or capacity of such Qualifying Facility to other electric utilities. PURPA thus enables Qualifying Facilities to compete in ways in which they were previously unable. All of the Company's existing domestic cogeneration projects discussed under the heading "Project Descriptions" are Qualifying Facilities.

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

PRODUCT SEGMENT - TECHNOLOGY ACTIVITIES:

The Company, through wholly-owned subsidiaries, fabricates, manufactures, distributes and develops solar electric or PV products and systems. In March 1998 the Company discontinued its solar thermal and remaining heat transfer technology product lines offered through its subsidiary, Bio-Energy Systems, Inc. The Company's non-agricultural heat transfer lines were discontinued in November 1996.

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

The Company markets and sells products through dealers and distributors nationwide. In addition, the Company has distributors in Europe, the Pacific Rim, and other markets.

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

In March 1994 NYSERDA co-sponsored with SunWize a research initiative aimed at lowering the cost and widening the use of solar electric technology for consumer products by encapsulating PV cells in urethane. NYSERDA provided $112,774 of funding for this project, to be repaid from profits on future sales of any products which have been developed as a result of this project. This initiative was completed in March 1996, and the agreement was modified at that time to include additional development activities designed to increase production efficiency and lower the overall cost of PV modules. The agreement was modified a second time in January 1998 with the objective to further increase production volume while at the same time lowering production costs by 40%. NYSERDA is providing $416,744 of the estimated costs of $887,720 for these activities, to be repaid from profits on future sales of the additional products developed. The estimated completion date is December 2000.

In September 1994 NYSERDA entered into a cost sharing agreement with SunWize to build ten skid-mounted PV hybrid power systems: nine for demonstration at certain remote government and non-profit facilities across the state and one which is to be delivered to an independent testing lab to verify performance under the National Electric Code. Pursuant to this agreement, the Company will be reimbursed $366,142 of its estimated costs of $420,622 by NYSERDA, $42,688 of which will be repaid from revenues on future sales of these systems to other parties. Eight hybrid power systems were completed and shipped through March 31, 1998. In March of 1996 this agreement was expanded to include two additional initiatives. The first is the development of a controller for the PV hybrid system designed to improve the energy efficiency of the system. The second involves the development of a PV ice-making system to be tested in Mexico pursuant to an agreement with Sandia National Laboratories and the State Government of Chihuahua. NYSERDA is providing $140,130 of the estimated costs of $295,265 for these projects, to be repaid from revenues on future customer sales of PV hybrid systems. The estimated completion date for these new initiatives is August 1998.

In March 1996 a separate agreement was signed by SunWize with NYSERDA to develop a series of electronic controllers for small-scale PV systems of up to 175 watts. NYSERDA is providing $23,154 of the estimated costs of $48,889 for this project, to be repaid from revenues on future sales of these controllers.
The estimated completion date for this new project is July 1998.

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

In March 1997 SunWize and NYSERDA entered into a cost-sharing agreement to develop a photovoltaic cellular telephone power supply and charger. The product will allow any cellular phone hand-set to operate directly on solar power, will be compact enough to be carried in a handbag and will have the ability to be deployed in several different ways. NYSERDA is providing $196,193 of the estimated costs of $416,612 for this project, to be repaid from revenues on future customer sales of this product. The estimated completion date is December 1998.

In February 1998 the Company and NYSERDA entered into a cost sharing agreement to develop and manufacture solar-powered energy systems and packaged telephone products. NYSERDA is providing $72,605 of the estimated costs of $229,982 for this project to be repaid from revenues derived from sales of products using technologies developed under the agreement. The estimated completion date of this project is December 1999.

While a significant portion of the Company's Product Segment development is in collaboration with NYSERDA, the Company does not believe that it is dependent on NYSERDA for the development and manufacture of its current or future products. Loss of NYSERDA sponsorship would necessitate that the Company replace such funding through internal resources or other third-party arrangements.

Customers and Backlog

The Company fills orders from inventory and draws from its inventory to fabricate and manufacture custom orders; therefore, backlog is generally filled within the following quarter. Certain sales may be drop-shipped from manufacturers' locations. Backlog of orders was $274,260, $382,410 and $497,664 as at March 31, 1998, March 31, 1997 and March 31, 1996, respectively. During the year ended March 31, 1998, sales to one customer accounted for approximately 14% of Product Segment sales. During the year ended March 31, 1997, sales to one customer accounted for approximately 23% of Product Segment sales. No customer accounted for more than 10% of sales for the year ended March 31, 1996.

Competition

The Company competes with approximately ten businesses engaged in the distribution of solar electric products, of which three have larger market share than the Company. Concerning value-added solar electric products and systems, the Company believes that the market is highly fragmented.

The Company competes primarily on the basis of service, technical merits, and pricing.

Research and Development

The Company has continued to expand its efforts in solar electric technology development. Expenditures for research and development for the last three years were $697,182 in Fiscal 1998, $646,817 in Fiscal 1997 and $426,239 in Fiscal
1996. Personnel expenses, comprising a substantial portion of these amounts, were $330,428 in Fiscal 1998, $301,055 in Fiscal 1997 and $324,662 in Fiscal
1996. Of the total amounts, expenses attributable to the Company's agreements with NYSERDA were $520,950 in Fiscal 1998, $414,307 in Fiscal 1997 and $229,658 in Fiscal 1996. The Company anticipates comparable expenditures in Fiscal 1999 to further its efforts in technology development.

Supply

The Company purchases solar electric products from several large manufacturers, of which Siemens Solar Industries of Camarillo, California is the principal supplier. There are no problems foreseen in the Company's ability to purchase materials for any of its businesses.

The Company may at times fabricate solar electric systems by combining solar electric panels with other components.

Patents

The Company has a number of patents relating to installation and assembly of solar thermal and heat transfer products. As previously discussed, the Company discontinued these product lines in March 1998, and, as a result, the unamortized costs of patents and trademarks associated with those product lines have been written off.

The Company owns the following U.S. patent relative to its solar electric business:

5,717,478 (photovoltaic module with liquid crystal display indicator) - expires
                                  June 7, 2016

Export Sales

The Company's export sales, principally to Europe and the Pacific Rim, for the Fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996 were $299,293, $297,761 and $455,114, respectively. Generally, the Company's sales to its foreign distributors are made based upon payment in U.S. dollars by confirmed irrevocable letters of credit or by wire transfer.

EMPLOYEES

As of March 31, 1998, the Company had 70 full-time employees. None of these employees are represented by a union. In the opinion of management, its relationship with its employees is good.

WARRANTIES

The Company has no warranty obligations with respect to the cogeneration projects described above.

Warranty expense for the Company's Product Segment sales is provided on the basis of management's estimate of the future costs to be incurred under product warranties presently in force. Adjustments to revenue or expense are reflected in the period in which revisions to such estimates are deemed appropriate. Warranty expense for Fiscal years 1998, 1997, 1996 was $53,701, $295,333 and $176,117, respectively.

ITEM 2. DESCRIPTION OF PROPERTIES

The following is a description of the Company's principal properties:

1151 Flatbush Road, Kingston, New York: owned and subject to mortgages totaling $604,082 at March 31, 1998. The property includes land, a building measuring 8,000 square feet housing the corporate, project development and technology offices, and additional rental units.

48 Canal Street, Ellenville, New York: owned and subject to a mortgage totaling $50,680 at March 31, 1998. The property, which had been used to house the Company's Bio-Energy Systems, Inc. subsidiary, includes land and a building measuring 52,000 square feet. As previously discussed, the Company discontinued the product lines offered through that subsidiary effective March 31, 1998, and is seeking a buyer for the property. The book value of the property has been adjusted to estimated net realizable value.

1 Sun Street, Stelle, Illinois: leased for $575 per month currently. The term of the lease is one year. The solar electric business occupies 2,000 square feet in a commercial building which serves as a sales office.

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

ITEM 3. LEGAL PROCEEDINGS

In August 1997 the Attorney General's office of the State of New York issued a subpoena for numerous records of the Company in connection with an inquiry by the Attorney General as to whether, in light of the criminal conviction of Chairman, CEO and President, Michael F. Zinn (see below), he is fit to serve as a Director of the Company. The Company made a partial production of documents in the Fall of 1997, at which time the remainder of the subpoena was stayed by the Attorney General's office. On March 10, 1998 the Attorney* General's office issued Demands for Statements Under Oath and Documents (the "Demands") directed to certain Besicorp employees. Pursuant to an agreement with the Attorney General, the response to the Demands and the subpoena has now been stayed.

***

On or about May 2, 1996 certain officers, Directors, employees, former employees of the Company, and certain spouses and affiliates thereof, were served subpoenas by the U. S. Attorney's office for the production of documents and/or potential testimony before a United States Grand Jury in White Plains, New York. The Company complied with the document request contained in the subpoena. On May 15, 1997 the United States District Court, Southern District, New York, returned an indictment against the Company and Michael F. Zinn, charging each with five counts of conspiring to violate the Federal campaign finance laws and making false statements in connection with the 1992 Congressional campaign of Maurice
D. Hinchey.

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

On October 22, 1997 the Company and Mr. Zinn were sentenced by the Court in connection with the guilty pleas entered. The Company was fined $36,400. Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (commencing November 12, 1997), and a two-year term of supervised release thereafter. Effective November 11, 1997, Mr. Zinn tendered his resignation as Chairman of the Board, Director, Chief Executive Officer and President of the Company.

Effective with Mr. Zinn's resignation, Michael J. Daley, who had served as Vice President, Chief Financial Officer and Corporate Secretary of the Company, was appointed Chief Executive Officer and President of the Company and continued to serve as Chief Financial Officer of the Company. In addition, on November 7, 1997, Mr. Daley was appointed Director, replacing Harold Harris, who resigned from the Board due to declining health.

On May 8, 1998, Mr. Zinn was released from confinement, and on May 12, 1998, accepted an invitation from the Company's Board of Directors to resume his position as Chairman of the Board, President and Chief Executive Officer. Effective May 12, 1998, Michael J. Daley who had been Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, was appointed to serve as Executive Vice President and will continue to serve as Chief Financial Officer and as a Director.

***

On August 8, 1997 John Bansbach commenced a shareholder derivative action in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael Zinn, et al., Index No. 97-8075. The Company is named as a nominal defendant in this matter, which also names Michael F. Zinn, an officer and Director of the Company at the time the action was filed, Michael J. Daley, an officer of the Company at the time, and Gerald A. Habib, Harold Harris, and Richard E. Rosen, all Directors of the Company at the time (collectively, "the named officers and Directors"). The suit arises in connection with the criminal investigation, indictments and guilty pleas described above. The plaintiff seeks to hold the named officers and Directors liable to the Company for all sums advanced to Mr. Zinn in connection with his defense of the criminal proceedings, and to Mr. Daley, who was subpoenaed for information in connection with this matter, for all legal expenses, costs and fines incurred by the Company itself in connection with the criminal proceedings, and for all harm to the Company's reputation and goodwill resulting from the criminal proceedings. On September 29, 1997 the Company and the named officers and Directors moved to dismiss the action. On April 10, 1998 the New York State Supreme Court dismissed the action, stating that the plaintiff had failed to make a pre-suit demand upon the Company's Board of Directors and had failed to demonstrate that such a demand would be futile. The decision and order dismissing the action was entered on April 22, 1998. On May 12, 1998 the plaintiff filed a notice of appeal.

***

On March 29, 1993 James Lichtenberg commenced a shareholder's derivative action now pending in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, et al. The Company is named as nominal defendant in this shareholder's derivative action, which also names as defendants Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, who were Directors and officers at the time the action was filed. The complaint alleges that the Directors breached their fiduciary duties to the Company by, among other things, the issuance of stock to themselves in lieu of cash compensation, allegedly for inadequate consideration, and by the accounting treatment given to the Company's interest in various partnerships which own and operate cogeneration facilities, which allegedly depressed the price of the Company's stock. The plaintiff is seeking an award of damages to the Company, including punitive damages and interest, an accounting and the return of assets to the Company, the appointment of independent members to the Board of Directors, the cancellation of shares allegedly improperly granted, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants denied the allegations of the complaint. On May 6, 1994 the Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside Directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. On March 28, 1995, after an extensive investigation of the allegations made in the complaint, the SLC issued a resolution finding that the continued prosecution of the derivative action was not in the best interest of the Company. By further resolution dated April 27, 1995, the SLC instructed the Company's outside counsel to take the necessary steps in court to seek to have the action dismissed. Pursuant to resolution of the SLC, on May 18, 1995, a motion to dismiss the action based on the recommendation of the SLC was filed with the Court and was being held in abeyance by the Court pending the completion of limited discovery. On February 26, 1997 the Company renewed its motion to dismiss. In a decision issued December 19, 1997, the Court granted the Company's motion for summary judgment based upon the recommendation of the SLC, and dismissed the derivative action in all respects. The plaintiff has filed a notice of appeal. The Company believes that the outcome of the action will have no material adverse impact upon the Company.

***

The Allegany Cogeneration Facility was completed in December 1994. The Company holds a 50% equity interest in the project through the project partnership, Kamine/Besicorp Allegany L.P. ("KBA"). Under the terms of the project's power purchase agreement (the "PPA" or the "Agreement"), power was to be supplied to Rochester Gas and Electric Corporation ("RG&E"). On September 7, 1994 RG&E filed an action in the Supreme Court of the State of New York, County of Monroe (the "NYS Action"), against KBA, Kamine Allegany Cogen Co., Inc., Beta Allegany Inc., Kamine Development Corp. and Allegany Cogeneration Inc. The complaint, as amended, asks for a declaratory judgment rescinding the PPA on the grounds of mutual mistake, impossibility, frustration, commercial impracticability and anticipatory breach, and asserts claims for breach of contract and material misrepresentation concerning the size of the plant, as well as for reformation of the Agreement. On January 3, 1995 KBA served its amended answer and counterclaimed for breach of contract. On January 20, 1995 the defendants filed a motion for summary judgment seeking dismissal of RG&E's complaint. On March 16, 1995 the Court denied defendants' motion, and defendants thereafter appealed the denial. By order dated May 30, 1997 the Appellate Division affirmed the lower Court's decision. RG&E thereafter filed a motion to amend its complaint and to add Kamine Development L.P. as a party, which motion was subsequently stipulated to by the defendants. On June 26, 1997 KBA removed the action to the United States District Court for the Western District of New York based on RG&E's adding of a federal claim. As discussed below, a proposed settlement relating to this matter has been announced but is not yet finalized.

***

On January 27, 1995 KBA filed an action in the United States District Court, Western District of New York (the "WDNY Action"), against RG&E for violations of
Section 2 of the Sherman Act alleging that RG&E had engaged in anti-competitive conduct. KBA sought damages as well as injunctive relief. On January 31, 1995 KBA filed a motion for a preliminary injunction seeking to enjoin RG&E from refusing to comply with its legal obligations and requiring it to abide by the terms of the Agreement during the pendency of the lawsuit. On March 20, 1995 the Court granted a temporary restraining order requiring RG&E to purchase capacity and energy from KBA at $.06 per kilowatt hour. However, on November 2, 1995 the Court denied KBA's motion for a preliminary injunction, except to the extent that RG&E agreed to purchase power from KBA at the then-current SC5 rate of approximately $.02. As discussed below, as part of the proposed settlement, this action is to be dismissed with prejudice if the settlement is finalized.

***

On November 5, 1995, shortly after KBA's motion for a preliminary injunction was denied, General Electric Capital Corp. ("GECC"), the project lender, exercised certain rights under a Pledge Agreement dated as of June 20, 1993, through which it replaced the Directors and management of the general partners of KBA, including Beta Allegany Inc., a wholly-owned subsidiary of the Company. On November 13, 1995 KBA filed a voluntary petition to reorganize the business of KBA under Chapter 11 of the Bankruptcy Code. KBA also filed an adversary proceeding (the "Adversary Proceeding") against RG&E seeking enforcement of the automatic stay, and specific performance, as well as damages for breach of contract and breach of the covenant of good faith and fair dealing. It also sought injunctive relief seeking enforcement of the PPA during the determination of the adversary proceeding. This injunctive relief was denied by the Bankruptcy Court. RG&E counterclaimed in the adversary proceeding claiming commercial impracticability, impossibility, mutual mistake, frustration, anticipatory breach, reformation of the Agreement and recoupment.

On November 21, 1995 RG&E filed a motion with the Bankruptcy Court asking that the Court abstain from hearing the state law claims raised in the Adversary Proceeding and permit the parties to litigate those claims in the pending NYS Action. KBA opposed RG&E's motion, and the Bankruptcy Court denied RG&E's request. On appeal, however, the District Court reversed and remanded to the Bankruptcy Court for further consideration. On remand, the Bankruptcy Court ruled that the state law claims raised in the Adversary Proceeding should be litigated in the pending NYS Action referenced above. The Bankruptcy Court also lifted the automatic stay so that the NYS Action could proceed. (As noted above, the NYS Action was subsequently removed by KBA to federal court.)

In May 1996 RG&E filed an $8 Million proof of claim in the bankruptcy case seeking to recoup certain moneys it had paid KBA while the temporary restraining order granted in the WDNY Action was in effect.

As of March 31, 1998, the Bankruptcy Court has approved $38 million in debtor-in-possession interim financing through April 30, 1998, with a right on the part of GECC to increase that amount to $41.5 million and extend the term until June 30, 1998.

As a result of settlement discussions between RG&E and GECC (the principal secured creditor of KBA which controls KBA), a proposed global settlement in principle has been announced by RG&E and GECC. The specific terms of the proposed settlement are being finalized as is the documentation. The settlement will not be effective until it is approved by the PSC, as well as the Bankruptcy Court as part of an overall plan of reorganization. Under the proposed settlement, the NYS Action, the WDNY Action and the Adversary Proceeding discussed above will be dismissed with prejudice and with appropriate releases in KBA's and the Company's favor. Under the terms of the proposed settlement, the proceeds of the settlement will not exceed the claims of secured and unsecured creditors of KBA. As a result, the Company's $2.5 million combined investment in the project and the greenhouse constructed in connection with the project will be jeopardized if the proposed settlement is approved. The proposed settlement has not been finalized and is subject to approval by the PSC and the Bankruptcy Court. Besicorp is consulting with legal counsel concerning the proposed settlement agreement and related bankruptcy court filings.

***

On October 26, 1994 KBA initiated an action in the Supreme Court of the State of New York, County of New York, against Allegany Greenhouse Inc. ("AGI"), seeking, among other things, to recover possession of the greenhouse which AGI had contracted to develop, construct and operate on property adjacent to KBA's cogeneration facility. KBA commenced this suit due to various defaults of AGI under its contractual commitments to KBA, including its obligation to complete the greenhouse by July 31, 1994. Shortly after commencing this action, KBA unsuccessfully sought the appointment of a temporary receiver to take possession of the greenhouse during the pendency of the action. On December 24, 1994 AGI filed a counterclaim against KBA, asserting claims for breach of contract, tortious interference with business relations, fraud and damage to trade reputation. On September 19, 1995 KBA exercised certain voting rights pursuant to a Pledge Agreement with Agri-Impex Ltd., the sole shareholder of AGI, and replaced AGI's BBoard of DirectorsDirectors and officers. AGI subsequently relinquished possession of the greenhouse to KBA. On May 29, 1996 AGI filed a proof of claim against KBA with the Bankruptcy Court in the amount of $34,819,000. On June 12, 1998 KBA objected to AGI's claim and filed a counterclaim against AGI with the Bankruptcy Court seeking, among other things, damages for breach of contract. A trial date of December 10, 1998 has been set by the Court. Based upon the facts known to the Company, we believe that KBA has meritorious claims against AGI and meritorious defenses to AGI's claims.

***

On December 2, 1994 Ammerlaan Agro-Projecten B.V. ("Ammerlaan"), the contractor hired by AGI to construct the greenhouse, filed a mechanics lien against the real property on which the greenhouse is located in an amount in excess of $4.3 million. Around the same time, Pooler Enterprises Inc. ("Pooler") and Fillmore Gas Company, Inc. ("Fillmore"), which had provided goods or services to Ammerlaan, filed their own mechanics lien against the property. (Each of their liens did not exceed $100,000.) Under the Amended and Restated Engineering Procurement and Construction Contract between AGI and Ammerlaan, dated as of June 30, 1993, Ammerlaan is obligated to discharge these liens.

On January 17, 1995 Ammerlaan initiated an action in the Supreme Court of the State of New York, County of Allegany, against KBA, AGI, Kamine Development Corp., the Company, the Industrial Development Agency of Allegany County, GECC, Pooler and Fillmore to foreclose on its mechanics lien and to recover certain moneys allegedly owed it. On September 25, 1995, KBA filed counterclaims against Ammerlaan, alleging that Ammerlaan failed to design and construct the greenhouse in accordance with the contract specifications and applicable building codes. Both Pooler and Fillmore have filed cross-claims seeking to foreclose on their mechanics liens.

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

On April 9, 1997 Ammerlaan filed a motion with the Bankruptcy Court asking that the automatic stay be lifted with respect to the Allegany County action. On September 3, 1997 the Bankruptcy Court denied Ammerlaan's motion. In declining to lift the stay, however, the Bankruptcy Court expressly noted that Ammerlaan was free to pursue its claims for damages against the non-debtor defendants in the Allegany County action. Ammerlaan subsequently appealed from the denial of its motion, but later withdrew its appeal without predudice. On September 10, 1997 Ammerlaan filed a motion with the Allegany County state court seeking to sever its claims against the non-debtor defendants, including the Company and GECC. Ammerlaan's motion has not yet been heard.

GECC has advised KBA and the Company that it is negotiating a settlement with Ammerlaan. Under the proposed settlement, Ammerlaan will be paid a certain sum of money by GECC and will receive title to the greenhouse. GECC, KBA and the Company, in return, will receive releases from Ammerlaan and Ammerlaan's claims against them in the Allegany County action will be dismissed with prejudice. The proposed settlement has not been finalized and is subject to approval by the Bankruptcy Court.

***

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

All parties appealed the Trial Court's May 22, 1996 decision. The basis for the Kamine/Besicorp defendants' appeal was the contention that the judge erred in failing to apply the requisite legal analysis to the facts and should have dismissed all of SNC's claims. SNC's cross-appeal sought reversal of the Court's dismissal of SNC's breach of contract claims. By its decision and order dated April 3, 1997 the Appellate Court affirmed the Trial Court's decision in all respects. On April 10, 1997 the Ansaldo defendants filed a motion in the Appellate Court for an order granting reargument of its appeal or for granting Ansaldo leave to appeal to the Court of Appeals. On May 15, 1997 the Appellate Court denied Ansaldo's motion and remanded the case to the Trial Court. At a status conference held on June 9, 1997 the Trial Court ordered the case to be submitted to non-binding mediation pursuant to the Commercial Division's program of Alternative Dispute Resolution. The parties engaged in two days of mediation which did not result in a settlement. The case is proceeding through the litigation process in the Supreme Court, New York County. The Company believes that it and the other Kamine/Besicorp Defendants have asserted meritorious defenses.

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

On October 10, 1997 the United States District Court for the Northern District of New York ruled on the March 1995 trial and held that Tecogen was liable to the Company in the amount of $30,000 for certain breaches of warranty regarding the cogeneration system purchased by the Company from Tecogen in 1988 and that the Company was liable for payment of the last installment on the purchase price of $156,750. Certain other lesser issues were resolved, both for and against the Company, but not involving damages. The Company moved to set aside the money judgment against it and also sought relief on the amount of interest owed on the judgment. Tecogen cross-moved for an award of pre-judgment interest. On January 29, 1998 the Court reaffirmed its prior ruling and found that pre-judgment interest should be awarded to Tecogen. The Company has paid to Tecogen the net base amount of the judgment of $126,750 and interest of $115,585. A satisfaction of judgment has been filed with the Court Clerk's office, and there is no further exposure to the Company.

In July 1993 the Company commenced a separate action in United States District Court, District of New Jersey, against Tecogen, a licensed engineer who was an employee of Tecogen, and Cortese Corporation for negligence, indemnification, and professional malpractice. The New Jersey suit, which had been stayed pending the decision in the New York Court, is no longer stayed, and the Company is consulting with counsel regarding this proceeding.

***

Other than as discussed above, the Company is party to various legal matters in the ordinary course of business, the outcome of which the Company does not believe will materially affect its operations. However, the Company may incur substantial legal fees and other expenses in connection with these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the shareholders through solicitation of proxies or otherwise during the quarter ended March 31, 1998.

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

In the following table the prices represent the high and low traded prices as reported on the AMEX ECM for the two-year period ended March 31, 1998.

Fiscal Year Ended March 31,

                           High          Low
                         ----------   ----------

1997      First Quarter  16           11-3/4
          Second Quarter 14-3/4       10
          Third Quarter  15-1/8       11-1/4
          Fourth Quarter 20-7/8       12-1/4

1998      First Quarter  21-1/2       15-1/8
          Second Quarter 40           19-7/8
          Third Quarter  36-15/16     30-3/4
          Fourth Quarter 35-1/2       23-5/8


There were 1,730 shareholders of record of the Company's common stock as of March 31, 1998. The Company has never paid any cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

SELECTED FINANCIAL DATA


  STATEMENT OF OPERATIONS:         1998          1997          1996            1995           1994
----------------------------    ----------    ----------    ----------      ----------     ----------

Net Revenues                   $17,014,256   $14,567,551   $ 8,079,519     $14,296,142    $ 9,326,268
Net Income (Loss)                  195,386     1,173,722    (2,478,319)       (367,077)         6,521
Basic Earnings Per
Common Share (a)                       .07           .40          (.84)           (.12)           .00
Diluted Earnings per
Common Share (b)                       .06           .39          (.81)           (.12)           .00

BALANCE SHEETS:
----------------------------
Working Capital                $ 2,779,482   $ 2,577,849   $   903,090     $ 2,872,506    $ 5,865,300
Total Assets                     9,444,996    11,836,799     9,404,990      10,869,342     13,080,989
Long-Term Debt                   3,766,074     3,834,483     3,137,912       3,485,082      3,559,786
Other Long-Term Liabilities        186,272     2,725,232     2,775,180       1,653,175      2,510,945
Total Liabilities                5,907,165     9,104,760     8,144,015       6,886,323      7,872,066
Shareholders' Equity (c)         3,537,831     2,732,039     1,260,975       3,983,019      5,208,923
Dividends Per Common Share            NONE          NONE          NONE            NONE           NONE


(a) Earnings per common share is computed on income (loss) for each year divided by the basic weighted average number of shares outstanding during the year.
(b) Diluted earnings per share considers the effect of potential common shares such as stock options and warrants.
(c) See Note 9 of the Notes to Consolidated Financial Statements regarding Common Stock transactions.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income for Fiscal 1998 of $195,386 represents a decrease of $978,336 from the net income of $1,173,722 for Fiscal 1997. The decrease in Fiscal 1998 is due primarily to the reserve of $2.5 Million for the possible uncollectibiity of the combined loans to one of the project partnerships (see Recent Developments and Subsequent Events and Note 4a. Notes Receivable, of the Notes to Consolidated Financial Statements), an increase of $1,339,794 in selling, general and administrative expenses ("SG&A") and a decrease of $236,693 in margin on product sales. These were partially offset by increases of $2,151,456 and $876,926 in income from partnerships and development and management fees, respectively, and a decrease in the provision for income taxes of $185,000.

The Company's net income for Fiscal 1997 of $1,173,722 represents an increase of $3,652,041 from the net loss of $2,478,319 for Fiscal 1996. The increase in Fiscal 1997 is due primarily to an increase in Income from Partnerships of $4,462,335 and an increase in development and management fees of $1,298,788, which were partially offset by an increase in SG&A of $1,771,799, a decrease of $279,828 in gross margins on the Company's product sales and an increase in the provision for income taxes of $308,400.

The Project Segment's net income for Fiscal 1998 decreased by $42,092 to $2,846,475 from the net income of $2,888,567 recorded for Fiscal 1997. The decrease is due primarily to the reserve for the possible uncollectibility of the $2.5 Million combined loan discussed above and an increase in SG&A of $740,006. These were partially offset by increases in income from partnerships and development and management fees of $2,151,456 and $876,926, respectively.

The Project Segment's net income for Fiscal 1997 increased by $3,791,289 to $2,888,567 from the net loss of $902,722 recorded for Fiscal 1996. The increase is due primarily to the increases in income from partnerships and development and management fees of $4,462,335 and $1,298,788, respectively, partially offset by an increase in SG&A allocated to this segment of $1,587,673.

The Product Segment's net loss of $2,651,089 for Fiscal 1998 represents a decrease in net income of $936,244, as compared to Fiscal 1997. The decrease is due primarily to a decrease in margins on product sales of $236,693 and increased SG&A of $599,788. Income of $150,000 earned from the settlement of a complaint against a competitor also contributed to more favorable results in Fiscal 1997. The gross margins for this segment for Fiscal 1998, 1997, and 1996 were (2%), 4%, and 12%.

The Product Segment's net loss for Fiscal 1997 of $1,714,845 reflects a decrease in net income of $139,248 as compared to Fiscal 1996. This decrease was due primarily to increases in cost of product sales.

Recent Developments and Subsequent Events

On October 22, 1997, the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, were sentenced in the United States District Court, Southern District, White Plains, New York, in connection with the previously-disclosed guilty pleas entered for offenses relating to illegal contributions to the 1992 election campaign of Congressman Maurice Hinchey. The Company was fined $36,400, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (commencing November 12, 1997), and a two-year term of supervised release thereafter. Effective November 11, 1997, Mr. Zinn tendered his resignation as Chairman of the Board, Director, Chief Executive Officer and President of the Company.

On May 8, 1998, Mr. Zinn was released from confinement, and on May 12, 1998, accepted an invitation from the Company's Board of Directors to resume his position as Chairman of the Board, President and Chief Executive Officer. In a related action effective May 12, 1998, Michael J. Daley, who had been the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, was appointed to serve as Executive Vice President and to continue to serve as Chief Financial Officer and as a Director.

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of the power purchase agreements ("PPA's") with 19 independent power producers ("IPP's"), including the five contracts held by the Company's partnerships. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA). After a series of hearings and testimony by interested parties, on December 29, 1997 the assigned administrative law judge recommended approval of the rate and restructuring plan with some modifications. On February 24, 1998 the Public Service Commission of the State of New York ("PSC") approved the MRA, and, on March 20, 1998, it issued an Opinion and Order Adopting Terms of Settlement Subject to Modifications and Conditions which NIMO accepted on April 2, 1998. On May 8, 1998 NIMO announced that third party conditions had been satisfied or waived by 14 IPP's holding 27 PPA's, including the five PPA's held by the Company, and, on May 14, 1998 NIMO's Board of Directors approved the MRA. The closing date of the MRA is projected to be June 30, 1998 but remains subject to approval by NIMO's common stockholders of both the increase in the number of authorized shares of common stock and the issuance of common stock to the IPP's pursuant to the MRA.

On April 11, 1998 Norcen Energy Resources Limited, a Canadian corporation which supplies natural gas to the Natural Dam, Syracuse and Beaver Falls cogeneration facilities in which the Company holds partnership interests ranging from 35.715% to 50.2%, initiated a civil complaint against those partnerships and NIMO alleging breach of contract and tortious interference with contracts related to the Partnerships' gas purchase agreements with regard to the Partnerships' participation in the MRA with NIMO. The complaint requested not less than $200 million from the defendants and $600 million from NIMO as punitive damages. The Company does not believe that any breach of contract or tortious interference with contracts occurred. On May 5, 1998 the Partnerships agreed to a settlement with Norcen Energy Resources Limited, which provides for the complaint to be withdrawn subject to conditions including the three Partnerships consummating the MRA and making the agreed-upon payments.

In January 1998 Fort James Corporation (formerly James River II) announced plans to close the host paper mill for the Carthage Cogeneration Project Facility located in Carthage, NY, in April 1998 and discontinue purchasing steam under the Energy Services Agreement ("ESA") between the project partnership and Fort James. The Company, through two subsidiaries, holds an interest in the project partnership, Kamine/Besicorp Carthage L.P. ("KBC"). Fort James has certain obligations under the ESA to ensure that the Facility is able to continue as a Qualifying Facility. Alternatives are currently being considered regarding this situation.

The inability of the Facility to maintain status could have a material adverse effect on the operations of the Facility. The Company is uncertain as to what effect this development may have on its operations. No adjustments have been made to the financial statements due to the uncertainty of this matter.

On February 6, 1998 Rochester Gas & Electric Corp. ("RG&E") announced an agreement in principle to settle legal proceedings relating to the Allegany Cogeneration Facility in Hume, New York in which the Company, through its subsidiary, Beta Allegany Inc. ("Beta Allegany"), holds an interest in the project partnership, Kamine/Besicorp Allegany L.P. ("KBA"). RG&E stated that the plan was contingent upon reaching final agreements between RG&E and the project lender, as well as other interested parties. On June 8, 1998 RG&E announced that the proposed settlement had been filed with the PSC, and set forth items of the proposed settlement.

The Company does not believe the proceeds of the proposed settlement are likely to exceed the claims of the secured and unsecured creditors of KBA. As discussed above, the Company funded combined loans of $2.5 million to the project and Allegany Greenhouse, Inc., ("AGI") an unrelated company. The Company's ability to recover this investment will likely be jeopardized by this settlement, and, as a result, the Company has established reserves to cover losses that may result from the possible uncollectibility of the loans related to this funding. The proposed settlement must be approved by both the PSC and the Bankruptcy Court, as the project partnership has been operating under Chapter 11 of the United States Bankruptcy Code since November 13, 1995. Besicorp is consulting with legal counsel concerning the proposed settlement agreement and related bankruptcy court filings. (See Item 3. Legal Proceedings and Note 4. Notes Receivable for further discussion of this project).

On February 19, 1998, after resolving to increase the Board of Directors from three to five members, the Company announced that Melanie Norden was appointed as the Company's fourth director. Ms. Norden is the founder of BENCHMARKS, a full service consulting firm, providing consultation, management and planning services in fundraising, organizational development, conference and event planning and execution, volunteer, board and staff training, and public relations and marketing. BENCHMARKS, which provides services to both for-profit and not-for-profit clients, has a diverse client base which has included, among others, the International Planned Parenthood Federation, the National Coalition for Women's Business Enterprise, the University of the West Indies, and Mt. Sinai Medical Center.

On April 10, 1998 the New York State Supreme Court dismissed a shareholder derivative suit brought against certain current and former executive officers and directors of the Company. The Court ruled that the plaintiff in the lawsuit, John Bansbach, was precluded from initiating suit because he failed to make a demand upon the Company's Board of Directors to initiate legal proceedings before he commenced suit. The suit sought to impose damages upon certain current and former Besicorp officers and directors arising out of the Company's defense of itself and Michael F. Zinn, against charges of campaign finance and tax law violations relating to the 1992 campaign of Congressman Maurice Hinchey. The plaintiff has filed an appeal. (See Item 3. Legal Proceedings).

As previously disclosed, the Company and Kamine Development Corporation ("KDC") engaged PaineWebber Incorporated ("PW") to solicit participants for a potential business combination involving its independent projects which supply electricity to NIMO. PW notified KDC and the Company on December 12, 1997 of its intent to terminate the engagement effective November 18, 1997. Since that time PW has provided no further services. The Company has since engaged Josephthal & Company, Inc. to render certain investment banking services to it in connection with a potential business combination.

REVENUES

Consolidated

Consolidated revenues increased by $2,446,705 from $14,567,551 to $17,014,256 during Fiscal 1998 as compared to Fiscal 1997 and consolidated revenues increased by $6,488,032 from $8,079,519 to $14,567,551 during Fiscal 1997 as compared to Fiscal 1996.

Project Segment

Revenues for the Company's Project Segment development activities for the Fiscal Years 1998, 1997 and 1996 were $12,797,085, $9,638,394, and $4,046,089, respectively, representing 75%, 66% and 50% of consolidated revenues.

During Fiscal 1998 the Company earned development fees of $1,250,000 and $600,000 from the Syracuse project and Beaver Falls project, respectively, in connection with conversions of the construction financing to permanent term financing. The Company also earned $654,601 in management fees during Fiscal 1998 in connection with its projects. There were no reimbursements in excess of development costs received by the Company during Fiscal 1998.

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

Due to the nature of the Company's activities in the project development area, results of operations from year to year may fluctuate significantly. As noted above, the Company earned significant development fees during Fiscal 1998 and 1997, but none during Fiscal 1996. Development fees earned in connection with project financings are subject to negotiations with lenders and co-participants. Therefore, the Company does not recognize development fee revenue until deemed earned and payable under the applicable contract due to the significant contingencies associated with obtaining development fees from lenders to each partnership in which the Company is a partner. Prior to Fiscal 1996 the Company had received significant development fees in Fiscal 1988, 1990, 1993, 1994 and 1995 only. Due to the contingent nature of the payment of these fees, the Company can not accurately project on a year-to-year basis when such events will occur.

During Fiscal 1998 the Company recorded income from partnership of $10,058,849, an increase of $2,151,456 over amounts recorded for Fiscal 1997. The increase for Fiscal 1998 versus Fiscal 1997 is due primarily to income of $3,408,978 recorded on the Beaver Falls project, an increase of $2,402,969 as compared to the income of $1,106,009 recorded on that project during Fiscal 1997. During Fiscal 1997 the Company recorded income from partnerships of $7,907,393, an increase of $4,462,335 over amounts recorded for Fiscal 1996.

Consummation of the MRA may result in the receipt of substantial proceeds by the project partnerships and, as a result, significant gains for the Company. Such consummation would also result in the termination of the PPA's and, as a result, termination of future periodic ownership distributions and future earnings to the Company from the operations of the projects.

Product Segment

Revenues for the Company's Product Segment sales activities for the Fiscal Years 1998, 1997 and 1996 were $3,838,351, $4,474,925 and $3,900,754, respectively, representing 23%, 31% and 48% of the consolidated revenues.

Sales for Fiscal 1998 decreased by $636,574 compared to Fiscal 1997 due primarily to lower sales of solar thermal products of $552,485 and heat transfer products of $283,887. The reduction in sales of both product lines is primarily due to competitive pricing activity and to the Company's decision, which resulted in lower sales levels primarily during the later portion of the year, to discontinue both product lines effective March 31, 1998. The Company had discontinued the non-agricultural portion of its heat transfer product line during the third quarter of Fiscal 1997, which also contributed to lower sales of heat transfer products during Fiscal 1998. These decreases were partially offset by increased sales of solar electric products of $199,798, which was primarily due to increased sales in the product fabrication and distribution business unit.

Sales for Fiscal 1997 increased by $574,171 compared to Fiscal 1996, due to increased sales of solar electric products of $993,836, due primarily to the expansion of the customer base. This increase was partially offset by lower sales of solar thermal products of $172,093 and heat transfer products of $247,572.

Included in Product Segment sales are international sales for Fiscal 1998, 1997 and 1996 of $299,293, $297,761 and $455,114, respectively. Generally, international sales are made based upon payment in U.S. dollars via confirmed irrevocable letters of credit or by wire transfers.

Other revenues attributable to the Product Segment were $378,820, $295,922 and $127,224, representing 2%, 2% and 2% of consolidated revenues for Fiscal Years 1998, 1997 and 1996, respectively. The increase in this category for Fiscal 1998 versus Fiscal 1997, and for Fiscal 1997 versus Fiscal 1996 is due primarily to revenue received from New York State Energy Research and Development Authority ("NYSERDA") in accordance with several cost-sharing agreements which became effective in late Fiscal 1995.

Interest and Other Investment Income

Interest and other investment income increased by $41,186 in Fiscal 1998 to $175,766 compared to $134,580 for Fiscal 1997. The increase is due primarily to higher invested principal balances.

Interest and other investment income decreased by $38,358 in Fiscal 1997 to $134,580. Income from interest-bearing investments decreased during Fiscal 1997, due primarily to lower average interest rates compared to Fiscal 1996. In addition, a decrease in unrealized holding gain of $12,527 during Fiscal 1997 also contributed to the decrease.

Other Income

Other income for the Fiscal Years 1998, 1997 and 1996 was $0, $66,253 and $49,451, respectively. The amount recorded in Fiscal 1997 reflects income of $150,000 earned from the settlement of a complaint against a competitor. This was partially offset by expenses incurred during that period in connection with the expansion of the Company's marketing function.

COSTS AND EXPENSES

Cost of Product Sales

As a percentage of revenues attributable to product sales, cost of sales in Fiscal 1998, 1997 and 1996 were 102%, 96% and 88%, respectively. The increase in the cost of sales percentage is due primarily to lower sales volume of solar thermal and heat transfer products as a result of the Company's decision to discontinue those product lines as discussed above. Fixed overhead costs for these product lines were consistent with the prior year, resulting in margin erosion. Competitive activity in the solar thermal pool heating market also contributed to reduced margins, and inventory liquidation sales of heat transfer products at or below cost also resulted in reduced margins.

Costs of Development and Management Fees

Other than settlement of deferred costs in conjunction with project closings, there are no specific costs and expenses identified with the development and management fee revenue. Costs and expenses associated with the Project Segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses

Consolidated

Consolidated SG&A increased by $1,339,794, or 16%, in Fiscal 1998 as compared to Fiscal 1997 and increased by $1,771,799, or 27%, in Fiscal 1997 as compared to Fiscal 1996.

Project Segment

SG&A for the Company's Project Segment for the Fiscal Years 1998, 1997 and 1996 were $6,630,256, $5,890,250 and $4,303,177, respectively, representing 69%, 72%
and 67% of the consolidated totals.

During Fiscal 1998 SG&A increased by $740,006 compared to Fiscal 1997. The primary reasons for the increase are the increase in the write-off of project costs previously deferred of $519,293, the judgment of $126,750 paid in connection with the Tecogen litigation (see Item 3. Legal Proceedings), the write-down of property by $141,468 to its estimated net realizable value in connection with the discontinuance of the Company's solar thermal and heat transfer technology product lines, and increased Board of Directors compensation and related expenses of $241,529. These increases were partially offset by a net decrease in professional fees of $276,814, primarily the result of the reversal of a reserve of $200,000 previously established for legal fees and other expenses incurred in connection with the Federal Criminal Proceeding and a reduction in legal expenses of $186,000, representing the agreed reimbursement to the Company of legal fees paid on behalf of the Company's Chairman, Chief Executive Officer and President, Michael F. Zinn. Partially offsetting these decreases in legal fees was an increase in consulting fees of $114,746, primarily the result of expenses incurred in connection with the solicitation of participants for a possible business combination (see Recent Developments and Subsequent Events).

During Fiscal 1997 SG&A increased by $1,587,073 compared to Fiscal 1996. Factors contributing to the increase include legal fees and other expenses of $821,066 incurred in connection with the Federal Criminal Proceeding (see Item 3. Legal Proceedings). Other legal fees increased by $82,142 during Fiscal 1997, due primarily to the Lichtenberg shareholder derivative lawsuit (see Item 3. Legal Proceedings). The Company also experienced an increase in other professional fees of $132,574. Also contributing to the increased selling, general and administrative expenses in Fiscal 1997 was an increase in consulting fees of $237,019, including finders fees of $127,557 incurred in connection with the Company's receipt of cash distributions from certain projects, the write-off of project costs previously deferred of $264,815, and an increase of $43,356 in gross receipts taxes.

The Company's policy concerning remuneration of its executive and development staff is to pay base salaries plus discretionary bonuses upon the completion of transactions that create revenue and/or equity interests that are expected to benefit the Company.

Product Segment

SG&A for the Product Segment for Fiscal Years 1998, 1997 and 1996 were $2,930,334, $2,330,546 and $2,145,820, respectively, representing 31%, 28% and
33% of the consolidated totals. The increase in Fiscal 1998 is due primarily to increased compensation expense of $535,652 resulting from the addition of several management positions, as well as increases in the sales and marketing support staff of the Company's solar electric business. Increased solar electric advertising and promotional expenses of $73,741 and increased reserch and development spending of $50,365 during the year also contributed to higher SG&A expenses. The increase in Fiscal 1997 is due primarily to an increase in research and development expenses of $220,578.

Interest Expense

Interest expense for Fiscal 1998 increased by $156,580 to $513,765 compared to Fiscal 1997. The increase is due primarily to interest expense of $115,585 incurred in connection with the Tecogen judgment and to higher interest payments associated with increased borrowing under the Stewart & Stevenson, Inc. ("S&S") loan agreement.

For Fiscal 1997 interest expense decreased by $98,207 to $357,185 compared to Fiscal 1996. The higher amount incurred in Fiscal 1996 was due primarily to the interest expense of $70,000 on additional federal income taxes for Fiscal 1993 and 1994 (see Note 8. Income Taxes, of the Notes to Consolidated Financial Statements). Also contributing to the decrease in Fiscal 1997 were lower average interest rates incurred during the current year on both the S&S loan and on the mortgages on the Company's corporate headquarters.

Other Expense

Other expense increased during Fiscal 1998 to $2,513,548 from $0 for both Fiscal 1997 and 1996, due primarily to the Company's decision to reserve for the possible uncollectibility of the combined loan of $2,500,000 to KBA and AGI (see "Recent Developments" and "Note 4a. Notes Receivable").

Provision for Income Taxes

The provision for income taxes for Fiscal 1998 of $331,000 represents a decrease of $185,000 when compared to Fiscal 1997. The provision for income taxes for Fiscal 1997 of $516,000 represents an increase of $308,400 when compared to Fiscal 1996. The Company provides for federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carryforwards and other credits (see Note 8. Income Taxes).

INFLATION

The Company's operations have not been, nor in the near term are expected to be, materially affected by inflation. However, as the Company continues to develop business opportunities internationally, it may become subject to risks of inflation in the foreign countries in which it operates.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 1998 the company's working capital increased by $201,633 from $2,577,849 to $2,779,482. During Fiscal 1997 the Company's working capital increased by $1,674,759 from $903,090 to $2,577,849.

Cash of $1,042,282 was provided by operating activities in Fiscal 1998. The net income of $195,386 when adjusted for no cash revenue/expense items of $6,681,575 including income from partnerships of $10,058,849, and the reserve of $2,500,000 for the possible uncollectibility of the combined loans to KBA and AGI, and resulted in a cash loss of $6,486,189. The major factor offsetting this cash loss was distributions from partnerships of $7,533,43.

Cash of $150,992 was used by financing activities due to a net repayment of borrowings of $139,016 and the purchase of the Company's common stock associated with the repurchase of option shares.

The Company's investing activities used cash of $288,852 during Fiscal 1998 due to the acquisition of property, plant and equipment.

Financing for the construction of development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project in Fiscal 1993 and 1994 utilizing $2,500,000 of its $3,000,000 line of credit under the S&S loan agreement. On February 20, 1997 the Company borrowed the remaining $500,000 available under the agreement. As discussed above and in "Recent Developments," due to the nature of the proposed settlement involving RG&E and the Allegany project, the Company believes that its ability to recover all or part of the financing provided to the Allegany project will be jeopardized and, as a result, has reserved for the possible uncollectibility of the related loans. (See Note 4a., Notes Receivable, and Note 7d. Long-Term Debt, of the Notes to Consolidated Financial Statements).

The Company has no significant capital commitments for Fiscal 1999 other than as disclosed above.

The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development costs will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. As previously discussed, consummation of the MRA may result in the receipt of substantial proceeds by the project partnerships at the time of closing and would also result in the termination of the PPA's and, as a result, termination of future periodic ownership distributions to the Company from the operations of the projects. Should the MRA not be consummated, certain events involving NIMO's financial viability could occur which could impact its ability to continue making payments pursuant to the PPA's. Any such interruption or termination of payments to the project partnerships could hinder the Company's ability to continue operating as a going concern.

Year 2000

Many existing computer systems and software applications use two digits, rather than four, to record years, i.e., "98" instead of "1998." Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the Year 2000 issue.

The Company relies on computer hardware, software and related technology primarily in its internal operations, such as billing and accounting. During Fiscal 1998 the Company formed a Year 2000 Management Committee to address the potential financial and business consequences of Year 2000 and to direct the implementation of appropriate solutions, including hardware and software upgrades. The Company expects to complete such upgrade purchases during 1998 with testing to be done during 1999.

The Company is also communicating with its vendors, suppliers and customers to both monitor and encourage their respective remedial efforts regarding the Year 2000 issue. Failure by vendors and suppliers to successfully address the issue could result in delays in various products and services becoming available to the Company. Failure by customers could disrupt their ability to maximize their use of the Company's products and services. There can be no assurance that failure of systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, operating results or financial condition.

Except for capital expenditures associated with computer hardware and software upgrades which are planned for Fiscal 1999 and which may be partially Year 2000-related, the Company does not anticipate that the incremental expenses related to the Year 2000 issue for Fiscal 1999 will be significant. Such incremental expenses incurred during Fiscal 1998 were not significant.

ITEM 7. FINANCIAL STATEMENTS

CITRIN COOPERMAN & COMPANY, LLP
Certified Public Accountants
529 Fifth Avenue, Tenth Floor
New York, New York 10017

212-697-1000

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
BESICORP GROUP INC.

Independent Auditors' Report

We have audited the consolidated balance sheet of Besicorp Group Inc. and subsidiaries as at March 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Besicorp Group Inc. and subsidiaries as at March 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Citrin Cooperman & Company, LLP
CITRIN COOPERMAN & COMPANY, LLP

June 23, 1998
New York, New York

                      BESICORP GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         AS AT MARCH 31, 1998 AND 1997




                                    ASSETS                                              1998             1997
                                                                                      ---------       ----------

Current Assets:
 Cash and cash equivalents                                                           $  812,971      $   210,533
 Short-term investments                                                               1,056,778        1,012,814
 Trade accounts receivable (less allowance for doubtful accounts of $23,000
  in 1998 and $39,346 in 1997)                                                          369,539          604,263
 Due from affiliates                                                                    870,295        1,338,802
 Current portion of long-term notes receivable:
  Others (includes interest of $8,316 in 1998 and $11,201 in 1997)                      102,053           97,016
 Inventories                                                                            944,013        1,180,265
 Deferred income taxes                                                                   93,600          362,600
 Other current assets                                                                   485,052          316,601
                                                                                      ---------       ----------
  Total Current Assets                                                                4,734,301        5,122,894
                                                                                      ---------       ----------

Property, Plant and Equipment:
 Land and improvements                                                                  237,159          279,910
 Buildings and improvements                                                           1,906,953        1,890,065
 Machinery and equipment                                                              1,226,115          961,335
 Furniture and fixtures                                                                 246,701          195,941
 Construction in progress                                                                     0            8,079
                                                                                      ---------       ----------
                                                                                      3,616,928        3,335,330

  Less: accumulated depreciation and amortization                                     1,769,212        1,398,576
                                                                                      ---------       ----------

  Net Property, Plant and Equipment                                                   1,847,716        1,936,754
                                                                                      ---------       ----------

Other Assets:
 Patents and trademarks, less accumulated amortization of $1,691 in 1998 and
  $651,526 in 1997                                                                        7,823           47,184
 Long-term notes receivable:
  Affiliate - net of allowance of $555,376 in 1998 and 0 in 1997                              0          555,376
  Others - net of allowance of $1,944,624 in 1998 and 0 in 1997                         129,886        2,168,246
 Due from affiliates                                                                    375,000                0
 Deferred costs                                                                       1,316,693        1,480,728
 Deferred income taxes                                                                  916,600          369,700
 Other assets                                                                           116,977          155,917
                                                                                      ---------       ----------

  Total Other Assets                                                                  2,862,979        4,777,151
                                                                                      ---------       ----------

  TOTAL ASSETS                                                                       $9,444,996      $11,836,799
                                                                                      ---------       ----------
                                                                                      ---------       ----------

See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         AS AT MARCH 31, 1998 AND 1997



                                                                                    1998              1997
                    LIABILITIES AND SHAREHOLDERS' EQUITY                         ----------        ----------


Current Liabilities:
 Accounts payable and accrued expenses                                          $ 1,403,504       $ 1,745,142
 Current portion of long-term debt                                                  111,367           115,598
 Current portion of accrued reserve and warranty expense                            152,891           215,733
 Taxes other than income taxes                                                      114,811           101,786
 Income taxes payable                                                               172,246           366,786
                                                                                 ----------        ----------

  Total Current Liabilities                                                       1,954,819         2,545,045

Investment in Partnerships                                                           33,870         2,559,282
Long-Term Accrued Reserve and Warranty Expense                                      152,402           165,950
Long-Term Debt                                                                    3,766,074         3,834,483
                                                                                 ----------        ----------

  Total Liabilities                                                               5,907,165         9,104,760
                                                                                 ----------        ----------


Shareholders' Equity:
 Common stock, $.10 par value: authorized 5,000,000 shares; issued 3,234,958
  shares in 1998 and 3,234,953 shares in 1997                                       323,495           323,495
 Additional paid-in capital                                                       5,492,072         4,925,524
 Retained earnings (deficit)                                                       (615,259)         (810,645)
                                                                                 ----------        ----------

                                                                                  5,200,308         4,438,374

 Less: treasury stock at cost (278,234 shares in 1998 and 300,298 shares in
  1997)                                                                          (1,662,477)       (1,706,335)
                                                                                 ----------        ----------

  Total Shareholders' Equity                                                      3,537,831         2,732,039
                                                                                 ----------        ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 9,444,996       $11,836,799
                                                                                 ----------        ----------
                                                                                 ----------        ----------

See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                               1998           1997            1996
                                                            ----------     ----------      ----------


Revenues:
 Product sales                                             $ 3,838,351    $ 4,474,925     $ 3,900,754
 Development and management fees                             2,504,601      1,627,675         328,887
 Other revenues                                                436,689        356,725         182,431
 Income from partnerships                                   10,058,849      7,907,393       3,445,058
 Interest and other investment income                          175,766        134,580         172,938
 Other income                                                        0         66,253          49,451
                                                            ----------     ----------      ----------
  Total Revenues                                            17,014,256     14,567,551       8,079,519
                                                            ----------     ----------      ----------


Costs and Expenses:
 Cost of product sales                                       3,899,967      4,299,848       3,445,849
 Selling, general and administrative expenses                9,560,590      8,220,796       6,448,997
 Interest expense                                              513,765        357,185         455,392
 Other expense                                               2,513,548              0               0
                                                            ----------     ----------      ----------
  Total Costs and Expenses                                  16,487,870     12,877,829      10,350,238
                                                            ----------     ----------      ----------


Income (Loss) Before Income Taxes                              526,386      1,689,722      (2,270,719)


Provision for Income Taxes                                     331,000        516,000         207,600
                                                            ----------     ----------      ----------

Net Income (Loss)                                          $   195,386    $ 1,173,722     $(2,478,319)
                                                            ----------     ----------      ----------
                                                            ----------     ----------      ----------

Basic Earnings per Common Share                            $       .07    $       .40     $      (.84)
                                                            ----------     ----------      ----------
                                                            ----------     ----------      ----------

Basic Weighted Average Number of Shares Outstanding          2,948,787      2,916,439       2,938,144
                                                            ----------     ----------      ----------
                                                            ----------     ----------      ----------

Diluted Earnings per Common Share                          $       .06    $       .39     $      (.81)
                                                            ----------     ----------      ----------
                                                            ----------     ----------      ----------
Diluted Weighted Average Number of Shares Outstanding        3,009,761      3,009,595       3,044,308
                                                            ----------     ----------      ----------
                                                            ----------     ----------      ----------
Dividends per Common Share                                        None           None            None
                                                            ----------     ----------      ----------
                                                            ----------     ----------      ----------



See accompanying notes to consolidated financial statements.


                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                                  1998               1997              1996
                                                               -----------        ----------        ----------

Operating Activities:
 Net income (loss)                                            $    195,386       $ 1,173,722       $(2,478,319)
 Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
  Deferred taxes including taxes allocated to capital              259,900          (431,800)           22,300
  Amortization of discounts on notes                                (2,196)           (2,196)           (2,196)
  Provision for uncollectibles                                   2,483,654                 0                 0
  Realized and unrealized (gains)/losses                            61,980            10,238           (14,653)
  Depreciation and amortization                                    421,379           355,604           388,437
  Partnership income recognized                                (10,058,849)       (7,907,393)       (3,445,058)
  Distributions from partnerships                                7,533,437         7,835,800         4,768,874
  Stock based compensation                                         152,557            70,644            17,815
  Changes in assets and liabilities:
   Short-term investments                                          (42,426)         (251,755)          725,123
   Accounts and notes receivable                                   435,472        (1,228,967)          289,041
   Inventories                                                     236,251            78,925            85,752
   Accounts payable and accrued expenses                          (453,813)          441,128          (111,415)
   Taxes payable/refundable                                       (137,315)          207,071            97,603
   Other assets and liabilities, net                               (43,135)         (575,644)         (155,229)
                                                               -----------        ----------        ----------
 Net Cash Provided (Used) By Operating Activities                1,042,282          (224,623)          188,075
                                                               -----------        ----------        ----------


Financing Activities:
 Increase in borrowings                                            247,000           500,000            41,440
 Repayment of borrowings                                          (386,015)         (118,933)         (117,456)
 Purchase of common stock                                         (140,077)                0          (637,509)
 Issuance of common stock                                          128,100            26,300           172,669
                                                               -----------        ----------        ----------
 Net Cash Provided (Used) By Financing Activities                 (150,992)          407,367          (540,856)
                                                               -----------        ----------        ----------


Investing Activities:
 Investments in partnerships                                             0            (5,000)                0
 Acquisition of property, plant and equipment                     (288,852)          (57,790)         (252,271)
                                                               -----------        ----------        ----------
 Net Cash Used By Investing Activities                            (288,852)          (62,790)         (252,271)
                                                               -----------        ----------        ----------


Increase (Decrease) in Cash and Cash Equivalents                   602,438           119,954          (605,052)
Cash and Cash Equivalents Beginning                                210,533            90,579           695,631
                                                               -----------        ----------        ----------
Cash and Cash Equivalents Ending                              $    812,971       $   210,533       $    90,579
                                                               -----------        ----------        ----------
                                                               -----------        ----------        ----------

Supplemental Cash Flow Information:
 Interest paid                                                $    510,809       $   420,747       $   387,143
 Income taxes paid                                                 220,571           777,429            11,022

 Additions to property, plant, and equipment which were
  financed and not included above                             $     66,375       $         0       $    70,230

See accompanying notes to consolidated financial statements.


BESICORP GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                          Common Stock                                            Treasury Stock
                      --------------------                                    ----------------------

                                                                   Retained
                                                Additional         Earnings
                       Shares      Amount     Paid-in Capital     (Deficit)   Shares       At Cost         Total
                      ---------    -------    ---------------     ----------  -------     ----------  ---------------
Balance at March 31,
1995                  3,223,396   $322,340   $      4,552,129    $   493,952  210,091    $(1,385,402)   $ 3,983,019
Shares purchased                                                              135,366       (637,509)      (637,509)
Shares issued to
employees under
Incentive Stock
Option Plan               5,250        525             16,006                                                16,531
Shares issued for
warrants                  4,500        450              7,988                                                 8,438
Treasury shares
issued for Incentive
Stock Options and
compensation                                           (7,654)                (24,245)       173,169        165,515
Tax benefit on
compensatory stock
transactions                                          203,300                                               203,300
Net loss for the year                                             (2,478,319)                            (2,478,319)
                      ---------    -------    ---------------     ----------  -------     ----------     ----------
Balance at March 31,
1996                  3,233,146    323,315          4,771,769     (1,984,367) 321,212     (1,849,742)     1,260,975
Shares purchased                                                                   86         (1,250)        (1,250)
Shares issued for
fractional shares             7
Shares issued to
employees under
Incentive Stock
Option Plan               1,800        180              6,120                                                 6,300
Treasury shares
issued for warrants                                  (117,367)                (20,000)       137,367         20,000
Treasury shares
issued for Incentive
Stock Options                                          (6,040)                 (1,000)         7,290          1,250
Tax benefit on
compensatory stock
transactions                                          256,800                                               256,800
compensatory non-
statutory stock
options                                                14,242                                                14,242
Net income for the
year                                                               1,173,722                              1,173,722
                      ---------    -------    ---------------     ----------  -------     ----------     ----------
Balance at March 31,
1997                  3,234,953    323,495          4,925,524       (810,645) 300,298     (1,706,335)     2,732,039
Shares purchased                                                                5,936       (140,076)      (140,076)
Shares issued for
fractional shares             5
Treasury Shares
issued for Incentive
Stock Options                                         (55,834)                (28,000)       183,934        128,100
Tax benefit on
compensatory stock
transactions                                          582,000                                               582,000
Compensatory non-
statutory stock
options                                                40,382                                                40,382
Net income for the
year                                                                 195,386                                195,386
                      ---------    -------    ---------------     ----------  -------     ----------     ----------
Balance at March 31,
1998                  3,234,958   $323,495   $      5,492,072    $  (615,259) 278,234    $(1,662,477)   $ 3,537,831
                      ---------    -------    ---------------     ----------  -------     ----------     ----------
                      ---------    -------    ---------------     ----------  -------     ----------     ----------



See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Besicorp Group Inc. (together with its subsidiaries the "Company") specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects. The Company also provides engineering, system design, project management and turn-key installation of photovoltaic systems, and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network.

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

Patents and Trademarks

Costs of patents ($9,029 at March 31, 1998 and $651,306 at March 31, 1997) are capitalized and amortized on a straight-line basis over the remaining useful life of the patent of up to 17 years. Trademark costs ($485 at March 31, 1998 and $47,405 at March 31, 1997) are capitalized and amortized on a straight-line basis over the estimated useful life of 35 years. During the year ended March 31, 1998 $690,467 of patent and trademark costs were written off upon the discontinuance of the related product lines.

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

Goodwill

The excess of the purchase price over the book value of a corporation acquired at March 31, 1993 of $557,898 was added to the basis of the land and buildings of such corporation based upon an independent appraisal of the property acquired and is being amortized on a straight-line basis over the asset lives of 31.5 years. The remaining book value at March 31, 1998 and 1997 was $475,057 and $491,625, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic/Diluted Earnings per Common Share

Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement requires companies with a complex capital structure to report both Basic Earnings per share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. The reporting requirements of SFAS No. 128 are reflected on the face of the Consolidated Statement of Operations. For the twelve months ended March 31, 1998, Diluted Earnings per Share was $.06 compared to a Basic Earnings per Share of $.07, a dilution of $.01 per share. For the twelve months ended March 31, 1997, Diluted Earnings per Share was $.39 as compared to Basic Earnings per Share of $.40, a dilution of $.01 per share. For the twelve months ended March 31, 1996, Diluted Earnings per Share was ($.81) as compared to Basic Earnings per Share of ($.84), a dilution of $.03 per share. The dilution in the twelve-month periods ended March 31, 1998, 1997 and 1996 is due to the net incremental effect of incentive stock options and warrants of 60,974, 93,156 and 106,164 shares, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-Term Investments

In 1995 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securi-ties," which requires that the Company's investments be designated as trading, available for sale or held-to-maturity. The Company's investments qualify as trading securities which are reported at fair value, with changes in fair value included in earnings. The unrealized losses at March 31, 1998 and March 31, 1997 were $6,360 and $5,735, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and trade receivables. The Company places its cash and investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. During the year ended March 31, 1998, one customer accounted for approximately 14% of product sales. During the year ended March 31, 1997 sales to one customer accounted for approximately 23% of product sales. No customer accounted for more than 10% of sales for the year ended March 31, 1996.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                      1998        1997
                    ---------  -----------



Assembly parts       $298,239     $479,689


Finished goods        645,774      700,576
                    ---------  -----------


                     $944,013   $1,180,265
                    ---------  -----------
                    ---------  -----------



NOTE 3 - DEFERRED COSTS

Deferred and reimbursable costs at March 31, 1998 and 1997 were as follows:


                          Internal Costs
                       --------------------


                                                Third Party
                        Payroll   Expenses         Costs         Total
                       ---------  ---------     ------------   ----------



Balance March 31, 1996  $383,930   $157,911         $497,580   $1,039,421


Additions                667,654    126,848          114,910      909,412


Expensed                 (90,381)   (16,085)        (158,350)    (264,816)


Reimbursements           (43,532)      (727)        (159,030)    (203,289)
                       ---------  ---------     ------------   ----------


Balance March 31, 1997   917,671    267,947          295,110    1,480,728


Additions                259,335     34,706          388,238      682,279


Expensed                (634,631)   (85,142)         (64,335)    (784,108)


Reimbursements           (58,825)        --           (3,381)     (62,206)
                       ---------  ---------     ------------   ----------


Balance March 31, 1998  $483,550   $217,511         $615,632   $1,316,693
                       ---------  ---------     ------------   ----------
                       ---------  ---------     ------------   ----------





NOTE 4 - NOTES RECEIVABLE

Long-term notes receivable consist of the following:


                                                    1998         1997
                                                  ---------   ----------



Due from affiliate (net of allowance of $555,376         $0     $555,376
in 1998 and 0 in 1997 (a)                         ---------   ----------
                                                  ---------   ----------



Due from others:


- Greenhouse (net of allowance of $1,944,624 in          $0   $1,944,624
1998 and 0 in 1997 (a)


- 9% notes receivable due from limited
partnerships, receivable in annual installments
through December, 2001 (b)                          223,623      309,437


Less current portion - net of interest              (93,737)     (85,815)
                                                  ---------   ----------


TOTAL                                              $129,886   $2,168,246
                                                  ---------   ----------
                                                  ---------   ----------



(a) The Company advanced $2,500,000 of its working capital loan (see Note 7) to one of its affiliated partnerships to partially finance project costs. This advance was to be repaid by the partnership by in turn advancing funds to Allegany Greenhouse, Inc. ("AGI"), an unrelated company, which was to utilize steam from the cogeneration facility. As moneys were advanced by the partnership on behalf of the Company to the greenhouse, they became obligations of the greenhouse to the Company. To date the greenhouse has not commenced commercial operation, and the parties are in litigation. The loan to the greenhouse was to bear an interest rate of prime plus 3% until the greenhouse commenced commercial operation which was expected to occur in Fiscal 1995. Thereafter, the loan was to bear an interest rate of 13% over the approximate 12-year term of the loan. As of March 31, 1998 the partnership had advanced $1,944,624 on behalf of the Company to the greenhouse. Accordingly, the balance due to the Company from the project partnership was $555,376 at March 31, 1998. The Company decided, due to the ongoing litigation described below, not to record interest income from the partnership for the years ended March 31, 1998, March 31, 1997 and March 31, 1996, and, to fully reserve in Fiscal 1998 for the possible uncollectibility of the loans.

The greenhouse facility was not completed as scheduled, and the partnership initiated an action against the owner of the greenhouse facility to recover possession of the greenhouse due to various defaults by the owner under its contractual commitments, including its obligations to complete the greenhouse by July 31, 1994. The greenhouse owner has counterclaimed against the partnership asserting claims for breach of contract and other items. In addition, the contractor hired by the greenhouse owner to construct the greenhouse filed legal action against the greenhouse owner, the partnership and the Company relating to nonpayment for construction of the greenhouse. In addition, the partnership is involved in litigation with the primary purchaser of electricity generated by the partnership's facility, Rochester Gas & Electric Corp. ("RG&E") (See Notes 5 and 13). On February 6, 1998, RG&E announced an agreement in principle to settle the aforementioned litigation between the parties of the project stating that the plan was contingent upon reaching final agreements between RG&E and the project lender, as well as other interested parties. On June 8, 1998 RG&E announced that the proposed settlement had been filed with the New York State Public Service Commission ("PSC"), and set forth terms of the proposed settlement. The Company does not believe the proceeds of the proposed settlement are likely to exceed the claims of the secured and unsecured creditors of the partnership. As discussed above, the Company funded combined loans of $2.5 million to the project and AGI. The Company's ability to recover this investment will be jeopardized by this settlement, and, as a result, the Company has established reserves to cover losses that may result from the possible uncollectibility

NOTE 4 - NOTES RECEIVABLE (CONTINUED)

of the loans. The proposed settlement must be approved by both the PSC and the Bankruptcy Court, as the project partnership has been operating under Chapter 11 of the United States Bankruptcy Code since November

13, 1995. Besicorp is consulting with legal counsel concerning the proposed settlement agreement and related bankruptcy court filings. (See Item 3. Legal Proceedings and Item 6. MD&A, Recent Developments and Subsequent Events.)

(b) The Company contracted to design, build, and operate energy systems with limited partnerships. Under the terms of the sales agreements, the purchase price included cash down payments and long-term notes receivable. Additional interest was imputed at the rate of 2% per annum to yield an effective rate of 11% per annum on substantially all of the long-term notes receivable.

NOTE 5 - INVESTMENTS IN PARTNERSHIPS

The Company, through separate wholly-owned subsidiaries, is a general partner, and, in certain cases also a limited partner in partnerships which were formed to develop, own, and operate cogeneration facilities. The Company earns fees for developing and monitoring these facilities, and the partnerships generate revenues from the operation of the facilities. At March 31, 1998, five facilities were being operated. Monitoring and administrative fees earned by the Company from the partnerships were $654,601 for the year ended March 31, 1998, $377,675 for the year ended March 31, 1997 and $328,887 for the year ended March 31, 1996.

Development fees of $1,850,000 were earned from two projects during Fiscal 1998 and development fees of $1,250,000 were earned from one project during Fiscal 1997. There was no income recognized from the excess of reimbursements over related deferred costs during Fiscal 1998 or Fiscal 1997. There were no development fees earned or income recognized from excess reimbursements during Fiscal 1996.

The Company's interests in the partnerships range from 35.715% to 50.2% and are accounted for under the equity method. The partnerships are highly leveraged, with the operating assets of the partnership securing the debt. There is generally little or no initial investment in the partnerships by the Company, and the expected significant losses of the partnerships in the early years of operation are funded by the partnership's debt. Since there is no obligation for the Company to fund such losses, and since the Company is not generally obligated to pay the partnership's debt, the Company's share of losses is not generally recorded in the financial statements. Income is recognized when it exceeds cumulative losses. At March 31, 1998, unrecognized accumulated partnership losses were $3,110,466.

Cash distributions to the Company from the partnerships to pay franchise taxes and other cash distributions have been recorded as reductions of equity of these partnerships. In addition, the Company has funded certain of the development activities of one of the partnerships (see Note 4) and has made capital contributions and investments in three partnerships.

The investment in partnerships was comprised of the following at March 31, 1998 and 1997:


                                         1998          1997
                                      -----------   -----------



Capital contributions and investments  $2,976,813    $2,976,813


Partnership distributions             (28,151,213)  (20,617,776)


Recognized share of income (losses)    25,140,530    15,081,681
                                      -----------   -----------


                                         $(33,870)  $(2,559,282)
                                      -----------   -----------
                                      -----------   -----------





NOTE 5 - INVESTMENTS IN PARTNERSHIPS (CONTINUED)

The financial position and results of operations for the partnerships, based on the audited financial statements, as at December 31, 1997 and 1996 and for the years then ended were as follows:


                                  December 31, 1997   December 31, 1996
                                  -----------------   -----------------



TOTAL PARTNERSHIPS:


Assets                                 $520,329,768        $535,270,470


Plant and equipment                     391,492,464         400,616,762


Secured debt                            508,289,568         516,799,694


Partners' equity (deficit)              (17,572,222)        (22,332,572)


Revenues                                149,469,661         150,595,750


Income (loss)                            20,238,179          15,701,763


COMPANY'S SHARE:


Partners' equity (deficit)               (7,354,035)         (9,789,803)


Income                                   10,113,516           8,393,340



The income (loss) from partnerships, which has been recorded on the consolidated financial statements in Fiscal 1998 in the amount of $10,058,849 has been recognized on projects where income has exceeded prior unrecognized accumulated losses, but not one partnership where current income of $47,891 does not exceed prior unrecognized accumulated losses.

Cash flows and equity interests in several of the projects have been pledged to secure debt agreements.

The amounts pertaining to one partnership, which is involved in extensive litigation, were excluded from the partnerships' financial position and results of operations presented above (see Notes 4 and 13).

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

On August 1, 1996 NIMO offered to terminate 44 PPA's with 19 independent power producers ("IPP's"), including the five contracts held by the Company's partnerships. On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA). After a series of hearings and testimony by interested parties, on December 29, 1997 the assigned administrative law judge recommended approval of the rate and restructuring plan with some modifications. On February 24, 1998 the PSC approved the MRA, and, on March 20, 1998, it issued an Opinion and Order Adopting Terms of Settlement Subject to Modifications and Conditions which NIMO accepted on April 2, 1998. On May 8, 1998 NIMO announced that third party

NOTE 5 - INVESTMENTS IN PARTNERSHIPS (CONTINUED) conditions had been satisfied or waived by 14 IPP's holding 27 PPA's, including the five PPA's held by the Company and on May 14, 1998 NIMO's Board of Directors approved the MRA. The closing date of the MRA is projected to be June 30, 1998 but remains subject to approval by NIMO's common stockholders of both the increase in the number of authorized shares of common stock and the issuance of common stock to the IPP's pursuant to the MRA.

The consummation of the MRA may result in the receipt of substantial proceeds by the project partnerships, and, as a result, significant gains for the Company. Such consummation would also result in the termination of the PPA's and, as a result, termination of future periodic ownership distributions and future earnings to the Company from the operations of the projects. However, should the MRA not be consummated, the PPA's will remain in place, but certain events involving NIMO's financial viability could occur which could impact its ability to continue making payments pursuant to the PPA's. Any such interruption or termination of payments to the project partnerships could hinder the Company's ability to continue operating as a going concern.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as at March 31, 1998 and 1997 were comprised of the following:


                                     1998         1997
                                  ----------   ----------



Trade accounts payable              $465,592     $301,752


Accrued interest expense              39,421       38,970


Accrued legal fees                   308,281      349,826


Accrued salaries                     303,216      593,115


Due to affiliate                      56,624       56,624


Deposits and other payables          230,370      404,855
                                  ----------   ----------


                                  $1,403,504   $1,745,142
                                  ----------   ----------
                                  ----------   ----------




NOTE 7 - LONG-TERM DEBT


Long-term debt consists of the following:               1998         1997
                                                     ----------   ----------



- Installment loans at 0% to 10.54% maturing through
September 2000 (a)                                      $75,639      $76,376


- Mortgage loan payable in monthly installments of
$1,060 plus interest at prime plus 1.5% to March
1998 and prime plus .5% thereafter through March
2001 (b,c)                                               50,680       63,400



- Mortgage loan payable in monthly installments of
$4,180 including interest at prime plus 1.5% through
April 2007, when the unpaid balance is due (b, f)       315,455      331,739



- Second mortgage payable in monthly installments of
$1,771 plus interest at prime plus 1.5% through
March 2002, when the unpaid balance is due (b, c, g)    288,646      311,667


- Obligation on SunWize asset acquisition (e)           147,021      166,899


- Working capital loan (d)                            3,000,000    3,000,000
                                                     ----------   ----------


Total                                                 3,877,441    3,950,081


Less: Current maturities                                111,367      115,598
                                                     ----------   ----------


                                                     $3,766,074   $3,834,483
                                                     ----------   ----------
                                                     ----------   ----------



Long-term debt maturities at March 31, 1998, including current maturities, are as follows:



1999                 $111,367


2000                  101,180


2001                   89,977


2002                  285,666


2003                   49,252


Thereafter          3,239,999
                  -----------


                   $3,877,441
                  -----------
                  -----------



a. Collateral for the installment loans consists of automobiles, machinery and equipment, computer equipment and furniture and fixtures with a net book value of $60,468 and $119,599 at March 31, 1998 and 1997, respectively.

b. Collateralized by mortgages on land and/or buildings owned by the Company with a net book value of $1,153,622 and $1,340,932 at March 31, 1998 and 1997, respectively.

c. As a part of his guarantees of the Company's debts of $339,326 and $375,067 at March 31, 1998 and 1997, the Chairman, Chief Executive Officer and President of the Company has a security interest in various assets, patents, and personal property owned by the Company.

d. On June 1, 1992, the Company and its partnership co-developer entered into a loan agreement with Stewart & Stevenson Services, Inc. to borrow up to $3,000,000 each for working capital. Interest on advances under the agreement are payable quarterly in arrears at the rate of 2% above prime. The loan requires payments of interest only during the initial term. Principal is to be repaid based on termination dates of operating and maintenance contracts on certain projects with an initial term of six years that may be extended an additional six years. Loans are secured by cash flows of certain of the partnerships in the event of default. During Fiscal 1993 and 1994 the Company borrowed $2,500,000 under the agreement to fund development activities of one of the partnerships (see Note 4), and, in February 1997, borrowed the remaining $500,000 available under the loan agreement. If the MRA with NIMO is consummated, it is expected that this loan will be repaid in full.

e. Obligation payable on the acquisition of SunWize assets, payable as a percentage of future gross margins of the SunWize division (see Note 14). $19,878 was paid in 1998. $6,381 was paid in 1997.

f. Represents modification and extension agreement which was signed in April 1997, renewing the mortgage for an additional ten years.

g. Represents five-year renewal, signed in March 1997, of original mortgage taken in conjunction with the renovation of the Company's corporate headquarters in 1991.

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

The provision (credit) for taxes is comprised of the following:


                                  1998         1997         1996
                               ----------   ----------   ----------



State:


Current                           $24,300      $23,000      $20,033


Deferred                          (62,300)      20,000      (56,100)
                               ----------   ----------   ----------


                                  (38,000)      43,000      (36,067)
                               ----------   ----------   ----------


Federal:


Current                            46,800      924,800      165,267


Deferred                          322,200     (451,800)      78,400
                               ----------   ----------   ----------


                                  369,000      473,000      243,667
                               ----------   ----------   ----------


TOTAL                            $331,000     $516,000     $207,600
                               ----------   ----------   ----------
                               ----------   ----------   ----------



As a result of the prior years' operating losses of a subsidiary, the subsidiary had a net operating loss carryforward of approximately $800,000 as at March 31, 1993, which expires between 1996 and 1999. The subsidiary was merged into the Company in 1994 so that the loss became available to the Company. For Fiscal 1995, $287,540 of such carryforward was utilized; $276,855 of the loss carryforward expired in Fiscal 1996, and $238,901 was utilized in Fiscal 1997.

Deferred income taxes include the tax effects of temporary differences between pretax accounting income and taxable income. The principal components of deferred income taxes are as follows:


                                                1998          1997           1996
                                             ----------   -------------   ----------



Tax book depreciation difference                $35,200           $(500)       $(500)


Equipment differences                           172,200         115,600      115,600


Accrued compensation                             67,400         123,500            0


Bad debt allowance                            1,009,200          15,700       10,200


Inventory differences                             7,600          66,800       48,200


Unrealized loss (gain) on investments             2,500           2,300        2,600


Warranties and reserves                         122,100         152,700      114,700


Timing difference on other expenses               9,600          89,600       28,000


Timing difference in recognition of
partnership income                              406,100         985,100      499,400


Accrued vacation                                 13,100          16,300       16,600


Net operating loss carryforwards and credits          0               0      130,400
                                             ----------   -------------   ----------


                                              1,845,000       1,567,100      965,200


Valuation allowance                            (834,800)       (834,800)    (965,200)
                                             ----------   -------------   ----------


Total                                        $1,010,200        $732,300           $0
                                             ----------   -------------   ----------
                                             ----------   -------------   ----------



NOTE 8 - INCOME TAXES (CONTINUED)

The difference between the effective rate of the provision (credit) for income taxes and the statutory rate for Fed-eral income taxes is summarized as follows:


                                                    1998        1997        1996
                                                 ----------  ----------  ----------



Statutory rate                                         34.0%       34.0%      (34.0)%


State income taxes                                      3.0          .9          .6


Allocation of tax benefit to additional paid-
in capital                                            110.5        15.2         9.0


Increase (decrease) in valuation allowance                0        (7.7)       32.9


Tax assessments                                           0           0         6.9


Permanent differences                                (104.9)      (14.1)      (10.4)


Other                                                  20.3         2.2         4.1
                                                 ----------  ----------  ----------


Total                                                  62.9%       30.5%        9.1%
                                                 ----------  ----------  ----------
                                                 ----------  ----------  ----------



The provision for taxes for Fiscal 1996 includes additional tax provisions of $156,292 pertaining to Fiscal 1994 and 1993, the result of Internal Revenue Service examinations covering these periods.

The Company recognized certain federal and state tax benefits resulting from the sale of stock purchased via exercise of certain incentive stock options and the lapse of certain restrictions attached to stock awarded to employees. The tax benefits received, amounting to $582,000, $256,800 and $203,300 for the years ended March 31, 1998, 1997 and 1996, respectively, have been credited to additional paid-in capital.

Permanent differences result mainly from non-taxable interest and non-deductible goodwill amortization, meals and officers' life insurance.

The Company is using the equity method in recognizing partnership income and losses for book purposes and, therefore, had not recognized losses when they exceeded the investment in the partnership. Accumulated unrealized partnership losses of approximately $3,110,466 had been incurred at March 31, 1998 for financial statement purposes and approximately $8,782,000 for tax purposes.

NOTE 9 - COMMON STOCK

A. As of March 31, 1998 warrants to purchase 30,000 shares of common stock were outstanding. Of this amount, 25,000 warrants were exercisable at any time before the expiration date of November 6, 2000 at an exercise price of $1.875 per share.

The balance of 5,000 warrants to purchase shares of common stock were issued during Fiscal 1998. These warrants are exercisable at any time from March 31, 1998 until expiration on March 31, 2002 at an exercise price of $19.50 per share.

B. The following are options outstanding at March 31, 1998, which the Company has granted to its employees in accordance with the Incentive Stock Option Plan which was adopted in 1982 and expired on March 12, 1992. The options outstanding expire ten years after the date of grant.

NOTE 9 - COMMON STOCK (CONTINUED)


Date of Grant       Number of Shares    Exercise Price
--------------------------------------------------------



April 26, 1988             7,000           $5.00


August 8, 1988             2,500           6.25
                    ------------------


TOTAL STOCK OPTIONS        9,500
                    ------------------
                    ------------------



C. During Fiscal 1998, 1997 and 1996, 28,000, 2,800 and 6,450 options were exercised for $128,100, $7,550, and $20,731, respectively, under the above plan. The 28,000 options exercised during Fiscal 1998 were exercised from treasury shares and paid by the return of 4,436 shares which were added to the treasury. Of the 2,800 options exercised during Fiscal 1997, 1,000 were exercised and paid by the return of 86 shares which were added to the treasury. Of the 6,450 shares purchased during Fiscal 1996, 1,200 were issued from treasury shares and subsequently repurchased by the Company. At March 31, 1998, options to purchase 9,500 shares were exercisable, of which options to purchase 7,000 shares were exercised in April 1998.

D. In August 1992 the Company entered into restricted stock agreements with certain employees to provide incentives to continue in the employ of the Company. Restrictions on the shares lapse to the extent of one-third of the award shares on the third anniversary of the agreement, an additional one-third on the fourth anniversary and the remaining one-third on the fifth anniversary of the agreement. Upon an employee's termination during the restriction period, the Company has the right within 30 days to purchase from the grantee all of the award shares issued under the Plan at a price equal to the original grant date value, plus 10% a year. In addition, during the restriction period the award shares may not be sold, assigned, pledged, or otherwise transferred. Pursuant to the agreements, 545,000 shares were granted during the year ended March 31, 1993.

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

In January 1996 the Company granted non-statutory restricted options to two executive officers under the 1993 Plan to purchase 20,500 shares of the Company's common stock at $7.00 per share until December 31, 1996. The options were subsequently exercised. Option shares are subject to transfer restrictions and forfeiture provisions which lapse on the fifth anniversary of the grant and will be held in escrow during the restriction period. Upon termination of employment during the restriction period, all option shares would be forfeited and the Company would repurchase the shares at $7.00 per share plus a rate of return based on the prime rate. The Company may waive the forfeiture provision within 30 days of termination. During Fiscal 1998 the Company bought back 1,500 shares at a total cost of $11,976 inclusive of interest.

NOTE 9 - COMMON STOCK (CONTINUED)

In February 1996 the Company granted non-statutory options to officers and employees under the 1993 Plan to purchase 61,500 shares of the Company's common stock at $3.00 per share. The options vest as to 20% of the grant shares in each of the sixth through the tenth years after the date of grant. During Fiscal 1998 and 1997 options for 36,000 and 2,000 shares were canceled, respectively, and as of March 31, 1998, 23,500 options were outstanding.

In March 1998 the Company granted restricted stock options to independent directors under the 1993 Plan to purchase 7,500 shares of the Company's common stock at $.10 per share. The options are exercisable at any time before the expiration date of December 31, 1998. Options to purchase 5,000 shares were exercised in April 1998.

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

G. The per share fair values of the warrants and options granted during the year ended March 31, 1998 and March 31, 1996 on the date of grant, using the Black Scholes option-pricing model and the assumptions used are as follows:



                          1998                 1996

----------------------------------------------------------------

Expected dividend yield   0%                   0%

----------------------------------------------------------------

Risk-free interest rate   5.3% and 5.5%        6% and 7%

----------------------------------------------------------------

Per share value           $24.90 and $7.21     $6.55 and $10.11

----------------------------------------------------------------

Expected stock volatility 63.4% and 60.1%      62.5%

----------------------------------------------------------------

Expected option life      1 and 2 years        5 and 10 years

----------------------------------------------------------------


The Company applies APB Opinion No. 25 in accounting for various stock-based plans and, accordingly, no compensation cost is recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Compensation cost is recognized in the financial statements for stock options which have an exercise price that is less than the fair value of the stock on the date of the grant. The cost is recognized over the vesting period of the grant and amounted to $112,175 for the year ended March 31, 1998, $59,860 for the year ended March 31, 1997 and $10,783 for the year ended March 31, 1996. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts of $69,839, $1,146,806 and $(2,482,314) for the years ended March 31, 1998, 1997 and 1996, respectively, and there would have been no change in the per-share amounts in 1996, a reduction of $.01 in 1997 and a reduction of $.04 in 1998.

Pro forma net income reflects only options granted during the years ended March 31, 1998 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods, and compensation cost for options granted prior to April 1, 1995 was not considered.

NOTE 10 - PREFERRED STOCK

The Company has authorized 7,500,000 shares of $1.00 par value preferred stock. At March 31, 1998 there were no shares issued and outstanding.

NOTE 11 - RELATED PARTIES

Amounts due from affiliates at March 31, 1998 and 1997 relate principally to receivables from the project partnerships for development and management fees of $1,197,633 and $1,301,797, respectively. Also included is $47,662 in 1998 and $37,005 in 1997 and $16,602 in 1996 from companies owned by the Chairman, Chief Executive Officer and President of the Company which provide certain services to the Company for airport usage, plane services and engineering consulting services totaling $31,939, $90,621 and $64,828 for the years ended March 31, 1998, 1997 and 1996, respectively.

Included in other current assets at March 31, 1998 is a receivable of $164,211 from the President of the Company representing primarily the balance due on $186,000 of legal fees which the President has agreed to reimburse to the Company.

NOTE 12 - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                       Year Ended
                                          -------------------------------------


                                             1998         1997         1996
                                          ----------   ----------   ----------



Advertising costs                           $142,154      $68,413      $76,972


Research and development expenses(1)         697,182      646,817      426,239


Warranty expense                              53,701      295,333      176,117


Amortization of patents and trademarks        40,632       16,845       23,630


Maintenance and repairs                       85,823       73,169       71,684


Taxes other than payroll and income taxes    622,663      666,249      620,175



(1) Since Fiscal 1994 the Company has expanded its efforts in technology development, particularly solar electric products. Expenditures for research and development for the last three years were $697,182, in Fiscal 1998, $646,817 in Fiscal 1997 and $426,239 in Fiscal 1996. Personnel expenses, comprising the largest portion of these amounts, were $330,428 in Fiscal 1998, $301,055 in Fiscal 1997 and $324,662 in Fiscal 1996. Of the total amounts, expenses attributable to the Company's agreements with the New York State Energy Research and Development Authority were $520,950 in Fiscal 1998, $414,307 in Fiscal 1997 and $229,658 in Fiscal 1996.

NOTE 13 - LEGAL PROCEEDINGS

In June 1997 the Company and its Chairman, Chief Executive Officer and President, Michael F. Zinn, each entered guilty pleas to two felony counts in United States District Court for the Southern District of New York, White Plains, New York. Each entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission ("FEC") and one count of filing a false tax return, both in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. Both the Company and Mr. Zinn were fined approximately $36,000 and Mr. Zinn was sentenced to a six-month term of incarceration, which was completed on May 8, 1998. The St. Francis Hospital cogeneration facility was shut down by the management of the hospital, and the Company initiated a lawsuit against the third-party turn-key operator, Tecogen, Inc., for failing to complete its obligations under the contract prior to this action by the hospital. During Fiscal 1998 the court ruled that the Company was liable to Tecogen, Inc. for final payment of the purchase price, and the Company paid a judgment in the net amount of $126,750 plus interest of $115,585.

NOTE 13 - LEGAL PROCEEDINGS (CONTINUED)

In March 1993 a shareholder derivative suit was filed against the Company and the Company's directors which alleges, among other charges, that the directors acted improperly in issuing Company shares to themselves for little or no consideration. The plaintiff is seeking award of damages to the Company, including punitive damages and interest, an accounting and the return of assets to the Company, the appointment of independent members to the Board of Directors, the cancellation of allegedly improperly granted shares, and the award to the plaintiff of costs and expenses of the lawsuit including legal fees. The defendants have denied the allegations of the complaint. The Board of Directors of the Company formed a Special Litigation Committee ("SLC") comprised of independent, outside directors to investigate the allegations made in the action and determine if continued prosecution of the action is in the best interest of the Company. After an extensive investigation of the allegations made in the complaint, the SLC issued a resolution dated March 28, 1995 finding that the continued prosecution of the derivative action was not in the best interest of the Company. In a decision issued December 19, 1997, the Court granted the Company's motion for summary judgment based upon the recommendation of the SLC, and dismissed the derivative action in all respects. The plaintiff has filed a notice of appeal. Management is of the opin-ion that meritorious defenses to the suit have been asserted and that the outcome of the action will have no material adverse impact on the Company.

The Company, through partnership interests, was involved in the construction of a cogeneration facility and an associated greenhouse. Various legal proceedings have arisen from these facilities due to construction problems, breaches of contract and bankruptcies so that neither facility is presently being operated. Proposed settlements are now pending on these matters, as discussed in Notes 4 and 5.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

At March 31, 1998, the Company has no significant minimum annual rental commitments under non-cancelable operating leases for equipment and office space. The Company has two leases for office and warehouse space. One lease calls for monthly rental of $575 for a period of 12 months ending April 1998. The second lease originally was for ten years at $150,000 per year commencing December 15, 1994, with the Company having the annual right to terminate the lease during the first seven years of the lease term. Effective September 1, 1995 this lease was renegotiated based upon a reduction of rented space from 25,000 square feet to 17,000 square feet. The term of this lease was for an initial period of six months, commencing on October 1, 1995 and ending on March 31, 1996. The term automatically renews for successive periods of six months each. After December 31, 1996, either party may terminate the lease at any time by giving the other party at least ninety days notice in writing. The annual rent from September 1, 1995 forward is $102,000, which will be adjusted in future periods based on the Consumer Price Index. Rent expense on all operating leases for the years ended March 31, 1998, 1997 and 1996 was $155,197, $173,903 and $177,161, respectively.

Since March 1994 the Company has been entering into cost-sharing agreements with the New York State Energy Research and Development Authority ("NYSERDA") with completion dates extending through April 2001. The agreements provide for payment to the Company by NYSERDA of $1,442,237 (approximately $800,000 has been earned through March 31, 1998) for funding and development of photovoltaic projects with estimated costs of $2,963,235. Funds advanced by NYSERDA are to be repaid from revenues on sales of products developed under the agreements, if any.

The Company has a 401(k) plan covering substantially all full-time employees for which the Company makes matching contributions as defined. The Company's expenses under the plan for the years ended March 31, 1998, 1997, and 1996 were $72,692, $51,688 and $36,176, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company had a long-term deferred compensation plan, pursuant to which incentive compensation was provided to certain key employees based on the future operating performance of certain projects. Awards under the plan at March 31, 1993 aggregated $404,625. During the year ended March 31, 1994 early payout was made to three of the five individuals under the plan, whereby they received $141,075 in cash and released the Company from $78,925 in payments for the prepayment of the future amounts due. Payments of one award of $45,000 was pending settlement of a dispute with the individual at March 31, 1994 and was settled in 1995 for $28,000. The balance of the awards of $139,625 was to be paid contingent upon applicable project cash flows, if any, payable over a four-year period commencing with December 31 following the start of commercial operations of the respective project. Payments of $68,691 were made in 1996, $7,500 in 1997, and the final payment of $3,750 was made in 1998. The balance of $1,875 was forfeited in Fiscal 1998.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 16 - SEGMENTS OF BUSINESS

The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects (the "Project Segment"). The Company also provides engineering, system design, project management and turn-key installation of photovoltaics and thermal energy systems, and fabricates, manufactures, markets and distributes alternative energy projects through a domestic and international network (the "Product Segment"). The Company's export product sales, principally to Europe and the Pacific Rim, for the years ended March 31, 1998, 1997 and 1996 were $299,293, $297,761 and $455,114, respectively. A summary of industry segment information for the years ended March 31, 1998, 1997 and 1996 is as follows:


            1998              Project Segment   Product Segment  Eliminations     Total
---------------------------------------------   ---------------  ------------  -----------



Net revenues                      $12,797,085        $4,217,171  $             $17,014,256


Net income (loss)                   2,846,475        (2,651,089)                   195,386


Identifiable assets                42,199,945         2,166,286   (34,921,235)   9,444,996


Capital expenditures                   63,778           291,449                    355,227


Depreciation and amortization         312,555           108,824                    421,379





            1997
------------------------------



Net revenues                  $9,638,394   $4,929,157  $                     $14,567,551


Net Income (loss)              2,888,567   (1,714,845)                         1,173,722


Identifiable assets           40,385,917    3,692,166           (32,241,284)  11,836,799


Capital expenditures              32,109       25,681                             57,790


Depreciation and amortization    272,715       82,889                            355,604





            1996
------------------------------



Net revenues                     $4,046,089   $4,033,430  $                     $8,079,519


Net income (loss)                  (902,722)  (1,575,597)                       (2,478,319)


Identifiable assets              29,131,974    3,563,959           (23,290,943)  9,404,990


Capital expenditures                262,950       59,551                           322,501


Depreciation and amortization       276,271      112,166                           388,437



ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The Proxy Statement for the Annual Meeting of Shareholders to be held September 23, 1998 (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB, will provide the information required under Part III (Items 9, 10, 11 and 12).

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


10-A        Besicorp Group Inc. Incentive Stock Option Plan (filed March 16, 1984 on the Company's
            Form S-8 and incorporated herein by reference).



10-B        Besicorp Group Inc. Amended and Restated 1993 Incentive Plan.



10-C        Form of Stock Agreement for stock bonus award in lieu of cash bonus (filed as an
            Exhibit to the Company's Form 10-KSB for the year ended March 31, 1997, incorporated herein by reference).


21          Subsidiaries of the Company.


23-B        Consent of Citrin Cooperman & Company, LLP.


27          Financial Data Schedule.


99-A*       Audited financial statements of Kamine/Besicorp Carthage L.P. for the years ended
            December 31, 1997 and 1996.


99-B*       Audited financial statements of Kamine/Besicorp South Glens Falls L.P. for the years ended December 31, 1997 and 1996.


99-C        Audited financial statements of Kamine/Besicorp GlenCarthage Partnership for the years ended December 31, 1997 and 1996.


99-D*       Audited financial statements of Kamine/Besicorp Natural Dam L.P. for the years ended
            December 31, 1997 and 1996.


99-E*       Audited financial statements of Kamine/Besicorp Syracuse L.P. for the years ended
            December 31, 1997 and 1996.


99-F*       Audited financial statements of Kamine/Besicorp Beaver Falls L.P. for the years ended
            December 31, 1997 and 1996.




(b.) There were no reports filed on Form 8-K for the quarter ended March 31, 1998.

* Certain Confidential Material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934,as amended. The space where information has been omitted has been marked as follows: (INFORMATION DELETED - SUBJECT OF A CONFIDENTIALITY REQUEST)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESICORP GROUP INC., Registrant

By: /s/ Michael F. Zinn Date: June 26, 1998

name: Michael F. Zinn

title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signatures              Title                               Date


/s/ Michael F. Zinn     President, Chairman, Director       June 26, 1998
Michael F. Zinn         (principal executive officer)


/s/ Michael J. Daley    Director, Executive Vice President, June 26, 1998
Michael J. Daley        Chief Financial Officer (principal
                        financial officer)


/s/ Gerald A. Habib     Director                            June 26, 1998
Gerald A. Habib


/s/ Melanie Norden      Director                            June 26, 1998
Melanie Norden


/s/ Richard E. Rosen    Director                            June 26, 1998
Richard E. Rosen


/s/ James E. Curtin     Vice President, Controller          June 26, 1998
James E. Curtin         (principal accounting officer)




                            SUPPLEMENTAL INFORMATION

Subsequent to the filing of the report on this form, the Registrant shall provide annual report and proxy material to security holders and the Registrant shall furnish copies of such material to the commission at that time.

                                 EXHIBIT INDEX



Exhibit No.


3-A         Restated Certificate of Incorporation of the Registrant (filed as an Exhibit of the     --
            Company's Form 10-Q for the quarter ended November 30, 1982 and incorporated herein by reference), as amended by Certificate of Amendment of the Certificate of
            Incorporation of the Registrant dated August 29, 1988, Certificate of Change of the
            Certificate of Incorporation of the Registrant dated March 8, 1991, Certificate of
            Amendment of the Certificate of Incorporation of the Registrant dated March 8, 1991,
            Certificate of Amendment of the Certificate of Incorporation of the Registrant dated
            April 12, 1991, and Certificate of Change of the Certificate of Incorporation of the
            Registrant dated July 1, 1991 (all filed as Exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1994 and also incorporated herein by reference).



3-B         Amended By-Laws of the Registrant as of May 6, 1994, filed as an Exhibit to the         --
            Company's Form 10-KSB for the year ended March 31, 1994, incorporated herein by reference.


10-A        Besicorp Group Inc. Incentive Stock Option Plan (filed March 16, 1984 on the            --
            Company's Form S-8 and incorporated herein by reference).


10-B        Besicorp Group Inc. Amended and Restated 1993 Incentive Plan.                           57


10-C        Form of Stock Agreement for stock bonus award in lieu of cash bonus (filed as an        --
            Exhibit to the Company's Form 10-KSB for the year ended March 31, 1997, incorporated herein by reference).


21          Subsidiaries of the Company.                                                            70


23-B        Consent of Citrin Cooperman & Company, LLP.                                             72


27          Financial Data Schedule.                                                                73


99-A*       Audited financial statements of Kamine/Besicorp Carthage L.P. for the years ended       74
            December 31, 1997 and 1996.


99-B*       Audited financial statements of Kamine/Besicorp South Glens Falls L.P. for the years    90
            ended December 31, 1997 and 1996.


99-C        Audited financial statements of Kamine/Besicorp GlenCarthage Partnership for the        106
            years ended December 31, 1997 and 1996.


99-D*       Audited financial statements of Kamine/Besicorp Natural Dam L.P. for the years ended    116
            December 31, 1997 and 1996.


99-E*       Audited financial statements of Kamine/Besicorp Syracuse L.P. for the years ended       131
            December 31, 1997 and 1996.


99-F*       Audited financial statements of Kamine/Besicorp Beaver Falls L.P. for the years         147
            ended December 31, 1997 and 1996.



* Certain Confidential Material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The space where information has been omitted has been marked as follows: (INFORMATION DELETED - SUBJECT OF A CONFIDENTIALITY REQUEST)