Form 10KSB/A
period 1998-03-31
BESICORP GROUP INC
filed 1998-07-29
CIK 320443

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 Form 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

Commission file number 0-9964



                              BESICORP GROUP INC.
                 (Name of small business issuer in its charter)


     New York                                        14-1588329
(State or other jurisdiction
of incorporation or organization)           (IRS Employer Identification No.)

1151 Flatbush Road, Kingston, N.Y.                   12401
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

PART III
ITEM 9.           DIRECTORS,  AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS

MICHAEL F. ZINN
         Mr. Zinn, 45, President, Chief Executive Officer and Chairman of the Board of Directors, has guided Besicorp since founding the Company in 1976. Prior to founding the Company, Mr. Zinn was director of a federally funded biomass-to-energy project. Prior to the above appointment, Mr. Zinn was employed in energy engineering. He has been awarded six U.S. patents and he is the cousin of Frederic Zinn. In June 1997, Mr. Zinn entered guilty pleas to two felony counts in the United States District Court for the Southern District of New York in connection with contributions made to the 1992 election campaign of Congressman Maurice Hinchey (the "Campaign Contribution Proceeding"). Mr. Zinn was fined $36,673 and sentenced to a six month term of incarceration and a two year term of supervised release thereafter. He resigned as Chairman of the Board, Chief Executive Officer and President of the Company in November 1997 and was reappointed to such positions in May 1998.


GERALD A. HABIB
         Mr. Habib, 52, has been a director of the Company since May 1994. In 1993 Mr. Habib founded The Berkshire Group, a Shokan, NY investment banking and consulting concern that provides business development and merger and acquisition services to chemical and process clients and has served as president since that time. From 1986 to 1990 he served as director of planning and development for NL Chemicals, a multinational specialty chemical company. Mr. Habib also served as a vice president for Elitine Corporation, a technology licensing company, and as a business manager and manager of planning for Olin Chemicals. Since May 1995 Mr. Habib has also served as vice president of a specialty chemicals company. Mr. Habib holds a BS in Chemical Engineering from City University of New York and an MBA from New York University. Mr. Habib is a director of Polymer
Solutions, Inc., a Canadian-based manufacturer of advanced polymer-based products for the coatings and adhesives industry.


RICHARD E. ROSEN
       Mr. Rosen, 50, has been a director of the Company since May 1994. In 1993 Mr. Rosen founded Plato Software, Inc. of Saugerties, NY, a software development company engaged in marketing accounting software and has held the position of President since that time. From 1991 to 1993, Mr. Rosen owned and operated Rosebud Consulting Services, which provided analysis, development, and implementation of computer software systems to medium-sized businesses.From 1985 to 1991 Mr. Rosen was general manager of Rosebud Shoes in New York City. Mr. Rosen holds a BA in Social Sciences from the University of North Carolina.

MELANIE NORDEN
         Ms. Norden, 51, has been a director of the Company since February 1998. In 1988, Ms. Norden founded BENCHMARKS, a full service consulting firm, providing consultation, management and planning services in fundraising, organizational development, conference and event planning and evacuation; volunteer, board and staff training; and public relations and marketing. Ms. Norden holds a BA from the State University of New York at Binghamton and completed an MA Program at Manhattanville College in Purchase, New York.


MICHAEL J. DALEY
         Mr. Daley, 43, joined the Company as Financial Manager in August 1987 and was appointed Vice President, Finance & Administration in May 1989,Corporate Secretary in April 1991, Chief Financial Officer in September 1994, and Director, Chief Executive Officer and President in November 1997. Concurrent with Mr. Zinn's reappointment in May 1998, Mr. Daley was appointed Executive Vice President and continues to serve as Chief Financial Officer. Prior to joining the Company, Mr. Daley was Assistant Controller managing partnership accounting for Parliament Hill Corporation, a syndicator of limited partnerships investing in oil and gas exploration in the continental United States. Mr. Daley's prior experience includes management positions in accounting and finance with several companies in the insurance industry. Mr. Daley holds a BS in Accounting from St. Francis College of Brooklyn, NY.

STEVEN I. EISENBERG
         Mr. Eisenberg, 47, joined the Company in January 1989 as Vice President of Beta Development Company, was promoted to Vice President, Finance in December 1989 and Senior Vice President and General Manager in April 1991. In July 1995 Mr. Eisenberg was promoted to Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Eisenberg was Vice President - Corporate Finance for Keith, Marshall & Co. from 1984 to 1989. Mr. Eisenberg holds an MBA (Finance) from Fairleigh Dickinson University and a BS (Economics) from the State University of New York at Oneonta. Mr. Eisenberg served as a director of the Company from December 1989 until resigning from the Board in May 1997. Mr. Eisenberg resigned from the Company in August 1997.

STEVEN G. NACHIMSON
         Mr. Nachimson, 37, joined the Company as Corporate Counsel in May 1995, and was appointed an executive officer of the Company with the title of Assistant Secretary in May 1997, and General Counsel and Corporate Secretary in November 1997. Prior to joining the Company, Mr. Nachimson was an attorney in private practice with the firm of Samoff, Kaplan, Benton & Franzman, P.C., of which he was a member from 1991 to 1995 and with which he was associated from 1990 to 1991. From 1986 to 1990 Mr. Nachimson practiced with the law firm of Moscowitz, Samoff & Benton, P.C. Mr. Nachimson holds a J.D. from State University of New York at Buffalo School of Law, and an A.B. in Political Science from Vassar College. Mr. Nachimson resigned from the Company in
May 1998.

JOSEPH P. NOVARRO
         Mr. Novarro, 56, joined the Company in 1994 as Technical Manager and was appointed Vice President, Project Development in February 1997. In November 1997, Mr. Navarro was appointed an executive officer of the Company retaining the same title. Prior to joining the Company, Mr. Novarro was the Engineer/Project Manager at Kamine Development Corp. Before that he held various management positions during a 25-year career at Long Island Lighting Company. Mr. Novarro holds a BS in Electrical Engineering from Manhattan College and completed his postgraduate studies at the Oak Ridge School of Reactor Technology.

JAMES E. CURTIN
         Mr. Curtin, 48, joined the Company as Corporate Controller in August 1995 and was appointed an executive officer of the Company with the title of Vice President and Controller in November 1997. Prior to joining the Company, Mr. Curtin was Director of Financial Reporting for ENSERCH Engineering
Engineers and Constructors from 1994 to 1995, and held several financial management positions with Ebasco Services, Incorporated, an engineering, construction and consulting firm, from 1981 to 1994. Mr. Curtin holds a BBA in Accounting Practice from Pace University.

FREDERIC M. ZINN
Mr. Zinn, 41, joined the Company as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of the Company holding the title of Senior Vice President and General Counsel in May 1998. Prior to joining the Company, Mr. Zinn was the President of Zinn & LeBovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael Zinn.

Director Compensation

         Directors of the Company who are also employees are not paid any fees or compensation for their services as members of the Company's Board of Directors or any committee thereof.

         Pursuant to the compensation program as modified in November 1997, each Director who is not an employee of the Company ("Outside Director") receives an annual retainer of $36,000 and per diem fees for each Board or Committee meeting attended at the rate of $1,000 for each meeting in excess of two hours. Each Committe Chairman receives an additional $3,000 annual stipend. Each Outside Director has the right, upon notice to the Company, to receive payment of director's fees in cash or in the Company's common stock. Further, for each year of Board service, an Outside Director is issued a five year warrant (exercisable in full one year after the date of issuance)dated the first day of the fiscal year to purchase 2,500 shares of the Company's Common Stock at a price equal to the market price of the Company's stock on the date of issuance. Upon the resignation or retirement of a director, any unvested warrant grants shall expire in full, with any vested warrant grants continuing to be exercisable in accordance with the applicable warrant agreement. In addition, each Outside Director was granted options to purchase 2,500 shares of stock at the exercise price of $.10 per share. These options may be exercised up to and including December 31, 1998. With respect to Messrs Rosen and Habib, any shares purchased pursuant to the options shall be subject to the Company's right to repurchase at the exercise price in the event such person's Board service terminates for any reason other than death or permanent disability prior to March 31, 1998. With respect to Ms. Norden any shares purchased pursurant to the options shall be subject to the Company's right to repurchase at the exercise price in the event Board service terminates for any reason other than death or permanent disability prior to February 13, 2000. Outside Directors are also reimbursed for reasonable expenses relating to their duties.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years ended March 31, 1998, 1997 and 1996, the compensation awarded or paid to, or earned by, the Company's two Chief Executive Officers and three of the executive officers (referred to collectively with the Chief Executive Officer as the "Named Executives").


                           Summary Compensation Table



                                                                   Long-Term
                                                                   Compensation
Name                                                               Securities       All Other
and                                                                Underlying       Compen-
Principal                          Annual Compensation             Options (#)      sation
Position                Year     Salary ($)       Bonus ($)          (1)            --($)---

Michael F. Zinn(5)      1998     229,249          586,250(6)                        3,400(3)
CEO and                 1997     350,794          293,792                          14,750(2)(3)
President               1996     350,000          250,000           39,000         14,620(2)(3)

Michael J. Daley(5)     1998     148,459          111,033                           4,900(3)
CEO, President, CFO     1997      91,462           21,000                           1,300(3)
& Corporate Secretary   1996      85,000           15,000            3,000          1,000(3)

Steven I. Eisenberg     1998      92,613          235,013(4)                        1,150(3)
EVP & COO               1997     174,858          223,670(4)                       14,750(2)(3)
                        1996     163,077          318,367(4)        13,500         14,620(2)(3)

Steven I. Nachimson     1998      91,346           15,000                             3,900(3)
General Counsel and     1997      64,327           12,000                                 0
Corporate Secretary     1996      49,538            6,000                                 0

Joseph P. Novarro       1998      98,654            35,000                            2,445(3)
Vice President,         1997      78,152            25,000                            1,782(3)
Project Development     1996      69,500            21,500                              520(3)


(1)In January 1996 Messrs. Zinn and Eisenberg were granted non-statutory options under the Amended and Restated 1993 Incentive Plan ("1993 Plan") to purchase restricted shares of the Company's Common Stock at $7.00 per share. All options were exercised by Messrs. Zinn and Eisenberg, and the restrictions were scheduled to lapse in January 2001. Upon Mr. Eisenberg's resignation from the Company and in accordance with the Stock Agreement, the Company repurchased 1,500 shares received as a result of the exercise of options for $11,976.48, representing the repurchased price of $7.00 per share plus a rate of return based on the prime rate. At March 31, 1998 the aggregate 19,000 restricted shares of Common Stock held by Mr. Zinn had a net value of $418,000 based upon a market value of $551,000, less the purchase price of $133,000. The Company did not repurchase Mr. Zinn's shares. If such repurchase had been effected, the repurchase price to be paid by the Company would have been calculated in the same manner that the repurchase price for Mr. Eisenberg's shares was calculated.

(2) Includes premiums of $10,000 paid by the Company on life insurance policies for Messrs. Zinn and Eisenberg in each of Fiscal 1997 and 1996.

(3) Includes the Company's matching contribution to its qualified 401(k) Plan to the named individuals as follows: for Fiscal 1998: Mr. Zinn, $3,400; Mr. Daley, $4,900; Mr. Eisenberg, $1,150; Mr. Nachimson, $3,900; and Mr. Novarro, $2,445; for Fiscal 1997: Mr. Zinn, $4,750; Mr. Daley, $1,300; Mr. Eisenberg, $4,750; and Mr. Novarro, $1,782; for Fiscal 1996: Mr. Zinn, $4,620; Mr. Daley, $1,000; Mr. Eisenberg $4,620; and Mr. Novarro, $520.

(4) The Company had a deferred compensation plan, pursuant to which incentive compensation was provided to certain key employees based on the future operating performance of certain projects. Pay-outs made from the Company's compensation plan for the named individuals are as follows: for Fiscal 1998: Mr. Eisenberg, $3,750; for Fiscal 1997: Mr. Eisenberg, $7,500; and for Fiscal 1996: Mr. Eisenberg, $68,691. Mr. Eisenberg resigned from the Company effective August 1997.

(5) During Fiscal 1998, Mr. Zinn served the Company as CEO for the period April 1 through November 11, 1997; Mr. Daley served as CEO from November 11, 1997 through March 31, 1998.

(6) Includes bonus of $280,000 which was earned by Mr. Zinn in Fiscal 1997 and paid in Fiscal 1998.

                                 Stock Options

         Under the 1993 Plan up to 1,000,000 shares of Common Stock may be issued to officers, directors, employees and consultants of the Company. Awards under this plan may be in the form of statutory stock options, non-statutory stock options, stock appreciation rights ("SARs"), dividend payment rights or options to purchase restricted stock. As disclosed above, during Fiscal 1998, options to acquire 7,500 shares were granted to the Outside Directors under this plan.

         The following table provides information related to options and warrants exercised by the Named Executives during Fiscal 1998 and the number and value of options and warrants held at fiscal year end. The Company does not have any outstanding SARs.

            Aggregated Option/Warrant Exercises in Last Fiscal Year
                   and Fiscal Year-end Option/Warrant Values

                                                                                    Value of
                                                                  Number of         Unexercised
                                                                  Unexercised       In-the-Money
                                                                  Options/Warrants  Options/Warrants
                           Number of                              at FY-End         at FY-End
                           Shares Acquired        Value           Exercisable/      Exercisable/
Name                       on Exercise            Realized        Unexercisable     Unexercisable




Michael F. Zinn                     0                  $0         25,000/0          $678,125/$0

Michael J. Daley                    0                  $0         9,500/3,000      $224,875/$78,000

Steven I. Eisenberg            28,000            $666,400            0/0                  0/0

Steven G. Nachimson                 0                   0           0/2,000              0/$52,000

Joseph P. Novarro                   0                   0           0/2,000              0/$52,000



ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, its only class of voting securities, (ii) the ownership of Common Stock by each current director and nominee, (iii) the ownership of Common Stock by the Chief Executive Officer and each other executive officer named above in the "Summary Compensation Table" and (iv) the ownership of Common Stock by all current directors and executive officers of the Company as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.

         Under the rules of the Securities and Exchange Commission ("SEC"), a person who directly or indirectly has or shares voting power and/or investment power with respect to a security is considered to be a beneficial owner of the security. Shares as to which voting power and/or investment power may be acquired within 60 days are also considered to be beneficially owned under these rules. The information in the table is as of July 17, 1998, and is based on data furnished to the Company by, or on behalf of, the persons referred to in the table.



                           Number of Shares
Name of                    of Common Stock                    Percent of Common Stock
Beneficial Owner           Beneficially Owned  (1)(2)         Beneficially Owned (1)(2)

Michael F. Zinn            1,677,236 (3)                              56.1% (3)
Gerald A. Habib                5,000 (4)                                   *
Richard E. Rosen               5,000 (4)                                   *
Michael J. Daley              14,234 (5)                                   *(5)
Steven I. Eisenberg                 0                                      *
Steven G. Nachimson                 0                                      *
Joseph P. Novarro+                200                                      *
Melanie Norden                  2,500(6)                                   *

Current Directors and executive
officers as a group
(6 persons)                1,704,170                                 56.8%
*  Less than 1 percent.


(1) Except as described below, such persons have the sole power to vote and direct the disposition of such shares.

(2) Assumes exercise of all presently exercisable options and warrants.

(3) Includes 25,000 shares that Mr. Zinn has the right to acquire pursuant to warrants which are presently exercisable and 77,456 shares held in the name of his immediate family.

(4) Includes 2,500 shares that Messrs. Habib and Rosen have the right to acquire pursuant to warrants which are presently exercisable.

(5) Includes 2,500 shares that may be acquired by Mr. Daley pursuant to currently exercisable options.

(6) Represents 2,500 shares that Ms. Norden has the right to acquire pursuant to warrants which are presently exercisable.


         The address for each of the individuals identified above is: 1151 Flatbush Road, Kingston, New York 12401.

ITEM 12.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of March 31, 1998 and 1997, entities owned by Michael Zinn, the Company's President, owed the Company $47,662 and $37,005, respectively, net of airport usage and plane services (the "Services") performed by such entities on behalf of the Company. The cost of these Services were recorded for the fiscal years ended March 31, 1998 and 1997 as $31,939 and $90,621, respectively.

         The Company, pursuant to applicable law and governing documents, had advanced certain legal expenses on behalf of certain officers and directors in
connection  with  the  Campaign   Contribution   Proceeding, a shareholder
derivative lawsuit encaptioned, "Lichtenberg vs. Michael Zinn, et al." commenced in New York Supreme Count (the "Lichtenberg Litigation") and a shareholder derivation lawsuit captioned, "John Bansbach vs. Michael Zinn, et al."
commenced in New York Supreme Court (the "Bansbach Litigation").

         As of March 31, 1998 and 1997, such advances on behalf of Mr. Zinn in connection with the Campaign Contribution Proceeding were an aggregate of $338,517 and $208,250, respectively. Of such sum, Mr. Zinn has agreed to reimburse the Company $186,000 and as of July 29, 1998, had reimbursed the Company $45,000. The $141,000 balance does not bear interest. In addition, the Company had advanced legal fees and disbursements of approximately $217,663 incurred in connection with such proceeding on behalf of certain directors, officers, and current and former employees and their spouses who were actual or potential witnesses in this matter.

         In connection with the Lichtenberg Litigation, the Company had advanced as of March 31, 1998 an aggregate of $731,579 in legal fees and disbursements on behalf of the Company and Messrs. Zinn, Eisenberg and Enowitz (directors and officers or former directors and/or officers of the Company).

         In connection with the Bansbach Litigation, the Company had advanced as of March 31, 1998 an aggregate of $136,994 in legal fees and disbursements on behalf of the Company and Messrs. Zinn, Daley, Habib, Harris and Rosen (director and officers or former directors of the Company).

          With regard to the legal actions described above, the Company, in accordance with applicable law and to the extent required, has received executed undertakings from each indemnified party for whom legal costs have been advanced.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 per cent of any registered class of the Company's equity securities, to file with the SEC and the American Stock Exchange reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, during the fiscal year ended March 31, 1998, its officers, directors and greater than 10 per cent beneficial owners filed all required Section 16(a) reports on a timely basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BESICORP GROUP, INC, Registrant

By:  /s/ Michael F. Zinn
         Michael F. Zinn
         President (principal
         executive officer)                        Dated: July 29, 1998


    /s/ Michael J. Daley
        Michael J. Daley                           Dated: July 29, 1998
        Chief Financial Officer
        (principal financial Officer)


    /s/ James E. Curtin
        James E. Curtin
        Vice President, Controller
        (principal accounting officer)             Dated: July 29, 1998