Form 10QSB
period 1998-06-30
BESICORP GROUP INC
filed 1998-08-19
CIK 320443

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998        Commission file number 0-9964



                              BESICORP GROUP INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                    New York                                14-1588329
------------------------------------------------------------------------------
          (State or other jurisdiction of         (Internal Revenue Service
           incorporation or organization)         Employer Identification No.)



          1151 Flatbush Road, Kingston, New York            12401
------------------------------------------------------------------------------

         (Address of principal executive office)         (Zip Code)


          Issuer's Telephone Number, including area code:(914) 336-7700


                                      N/A
-----------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has  been  subject  to such  filing requirements for the past 90 days.

                                                         Yes __X__  No_______

Common stock outstanding as of August 10, 1998                 2,969,195


Transitional Small Business Disclosure Format             Yes______   No ___X___

PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS

                                                     BESICORP GROUP INC. AND SUBSIDIARIES
                                                             CONSOLIDATED BALANCE SHEET
                                                                     (unaudited)

                                                                             June 30,1998              March 31,1998
                                                                             ----------------          ----------------
                        ASSETS

Current Assets:
    Cash and cash equivalents                                             $      37,821,020         $         812,971
    Short-term investments                                                        1,060,422                 1,056,778
    Investment in Niagara Mohawk Power Corporation common stock                  68,948,064                         0
    Trade accounts and notes receivable (less allowance
       for doubtful accounts of $23,000 as of June 30, 1998
       and March 31, 1998)                                                          512,621                   369,539
    Due from affiliates                                                             208,213                   870,295
    Current portion of long-term notes receivable:
       Others (includes interest of $13,423 and
          $8,316, respectively)                                                     144,233                   102,053
    Inventories                                                                   1,126,891                   944,013
    Deferred income taxes                                                            93,600                    93,600
    Other current assets                                                            435,599                   485,052
                                                                          ----------------          ----------------

          Total Current Assets                                                  110,350,663                 4,734,301
                                                                            ----------------          ----------------
Property, Plant and Equipment:
    Land and improvements                                                           237,159                   237,159
    Buildings and improvements                                                    1,914,029                 1,906,953
    Machinery and equipment                                                       1,342,629                 1,226,115
    Furniture and fixtures                                                          247,365                   246,701
                                                                               ----------------          ----------------

                                                                                  3,741,182                 3,616,928

          Less:  accumulated depreciation and amortization                        1,834,757                 1,769,212
                                                                            ----------------          ----------------

          Net Property, Plant and Equipment                                       1,906,425                 1,847,716
                                                                            ----------------          ----------------

Other Assets:
    Patents and trademarks, less accumulated
       amortization of $1,828
          and $1,691, respectively                                                    7,686                     7,823
    Long-term notes receivable:
       Affiliates - Net of allowance of $555,376                                          0                         0
       Others - Net of allowance of $1,944,624                                       93,360                   129,886
    Due from affiliates                                                                   0                   375,000
    Deferred costs                                                                1,347,598                 1,316,693
    Deferred income taxes                                                           916,600                   916,600
    Other assets                                                                     22,205                   116,977
                                                                            ----------------          ----------------

          Total Other Assets                                                      2,387,449                 2,862,979
                                                                            ----------------          ----------------

          TOTAL ASSETS                                                    $     114,644,537         $       9,444,996
                                                                            ================          ================

See accompanying notes to consolidated financial statements.




                                                    BESICORP GROUP INC. AND SUBSIDIARIES





                                                          CONSOLIDATED BALANCE SHEET
                                                                   (unaudited)

                                                                             June 30,1998              March 31,1998
                                                                            ----------------          ----------------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                 $       1,316,041         $       1,403,504
    Current portion of long-term debt                                             3,146,760                   111,367
    Current portion of accrued reserve and warranty expense                         148,858                   152,891
    Taxes other than income taxes                                                   108,914                   114,811
    Income taxes payable                                                          1,230,446                   172,246
                                                                            ----------------          ----------------

          Total Current Liabilities                                               5,951,019                 1,954,819

Investment in Partnerships                                                      101,734,008                    33,870
Long-Term Accrued Reserve and Warranty Expense                                      156,722                   152,402
Long-Term Debt                                                                      706,553                 3,766,074
                                                                            ----------------          ----------------

          Total Liabilities                                                     108,548,302                 5,907,165
                                                                            ----------------          ----------------



Shareholders' Equity:
    Common stock, $.10 par value:  authorized
       5,000,000 shares; issued
          3,234,958 shares                                                          323,495                   323,495
    Additional paid in capital                                                    5,446,099                 5,492,072
    Retained earnings (deficit)                                                   1,945,207                  (615,259)
                                                                             ---------------           ----------------

                                                                                  7,714,801                 5,200,308


    Less:  Treasury stock at cost
    (267,784 and 278,234 shares respectively)                                    (1,618,566)               (1,662,477)
                                                                            ----------------          ----------------


          Total Shareholders' Equity                                              6,096,235                 3,537,831
                                                                            ----------------          ----------------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     114,644,537         $       9,444,996
                                                                            ================          ================




See accompanying notes to consolidated financial statements.

                                                                3



                                                  BESICORP GROUP INC. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                                (unaudited)


                                                                                  Three months ended June 30,
                                                                            ------------------------------------------
                                                                                 1998                      1997
                                                                            ----------------          ----------------
Revenues:
    Product sales                                                         $         987,793         $       1,390,619
    Development and management fees                                               2,043,334                   727,527
    Other revenues                                                                  186,712                    48,459
    Income from partnerships                                                      3,543,240                 2,746,608
    Interest and other investment income                                             44,810                    46,584
    Other income                                                                          0                     2,159
                                                                            ----------------          ----------------

          Total Revenues                                                          6,805,889                 4,961,956
                                                                            ----------------          ----------------

Costs and Expenses:
    Cost of product sales                                                           939,975                 1,196,214
    Selling, general and
       administrative expenses                                                    1,887,689                 2,102,225
    Interest expense                                                                 94,383                    97,026
    Other expenses                                                                      434                         0
                                                                            ----------------          ----------------

          Total Costs and Expenses                                                2,922,481                 3,395,465
                                                                            ----------------          ----------------

Income before Income Taxes                                                        3,883,408                 1,566,491

Provision for Income Taxes                                                        1,322,942                   538,790
                                                                            ----------------          ----------------

Net Income                                                                $       2,560,466         $       1,027,701
                                                                            ================          ================




Basic Earnings per Common Share                                           $             .86      $                .35
                                                                            ================          ================



Basic Weighted Average Number of Shares Outstanding (in Thousands)                    2,966                     2,935
                                                                            ================          ================


Diluted Earnings per Common Share                                         $             .84      $                .34
                                                                            ================          ================

Diluted Weighted Average Number of Shares
    Outstanding (in Thousands)                                                        3,020                     3,035
                                                                            ================          ================

Dividends per Common Share                                                                0                         0
                                                                            ================          ================


See accompanying notes to consolidated financial statements.
                                                                4




                                                  BESICORP GROUP INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                (unaudited)

                                                                                   Three months ended June 30,
                                                                            ------------------------------------------
                                                                                 1998                      1997
                                                                            ----------------          ----------------
Operating Activities:
    Net income                                                            $      2,560,466          $       1,027,701
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Amortization of discounts on notes                                             (549)                      (549)
       Depreciation and amortization                                                65,682                     73,246
       Realized and unrealized (gains) losses                                          963                     (1,273)
       Partnership income recognized                                            (3,543,240)                (2,746,608)
       Distributions from partnerships                                           2,280,914                  2,161,021
       Changes in assets and liabilities:
          Short-term investments                                                     (4,607)                  (17,371)
          Accounts and notes receivable                                             888,894                 1,088,064
          Inventories                                                              (182,877)                  158,086
          Accounts payable and accrued expenses                                     (87,464)                 (137,981)
          Taxes payable/refundable                                                1,052,303                   150,281
          Other assets and liabilities, net                                         113,607                  (152,525)
                                                                            ----------------          ----------------

    Net cash provided by operating activities                                     3,144,092                 1,602,092
                                                                            ----------------          ----------------

Financing Activities:
    Repayment of borrowings                                                         (24,128)                  (31,125)
    Purchase of common stock                                                        (37,562)                        0
    Issuance of common stock                                                         35,500                         0
                                                                            ----------------          ----------------

    Net cash used by financing activities                                           (26,190)                  (31,126)
                                                                            ----------------          ----------------

Investing Activities:
    Acquisition of property, plant
    and equipment                                                                  (124,253)                  (95,075)
    MRA distributions from partnerships                                         102,962,464                         0
    Investment in Niagara Mohawk Power Corporation Common Stock                 (68,948,064)                        0
                                                                            ----------------          ----------------

    Net cash provided (used) by investing activities                            33,890,147                   (95,075)
                                                                            ----------------          ----------------

Increase in Cash and Cash Equivalents                                           37,008,049                  1,475,891
Cash and Cash Equivalents - Beginning                                              812,971                    210,533
                                                                            ----------------          ----------------
Cash and Cash Equivalents - Ending                                        $     37,821,020          $       1,686,424
                                                                            ================          ================

Supplemental Cash Flow Information:
    Interest paid                                                         $         95,239             $       91,001
    Income taxes paid                                                              264,742                    382,023





See accompanying notes to consolidated financial statements.
                                                                5



                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying unaudited financial statements have been prepared in
accordance with  the  generally  accepted  accounting   principles  for  interim
financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of June 30, 1998, and March 31, 1998; the results of operations for the three-month periods ended June 30, 1998 and 1997; and the statement of cash flows for the corresponding three-month periods.

The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended March 31, 1998.

B. Business
The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects. The Company also provides engineering, system design, project management and turnkey installation of photovoltaic systems, and fabricates, manufactures, markets and distributes alternative energy products through a domestic and international network.

C. Basic/Diluted Earnings per Common Share
Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. The Statement requires companies with a complex capital structure to report both Basic Earnings per Share and Diluted Earnings per Share. Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. The reporting requirements of SFAS No. 128 are reflected on the face of the Consolidated Statement of Operations. For the three-month period ended June 30, 1998, Diluted Earnings per Share was $.84 as compared to Basic Earnings per Share of $.86, a dilution of $.02 per share. For the three months ended June 30, 1997, Diluted Earnings per Share was $.34 as compared to Basic Earnings per Share of $.35, a dilution of $.01 per share. The dilution in the three-month periods ended June 30, 1998 and June 30, 1997 is due to the net incremental effect of incentive stock options and warrants of 53,864 and 99,983, respectively.

D. The results of operations for the three-month period ended June 30, 1998 is not necessarily indicative of the results to be expected for any other interim period or for the full year.

E. Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at June 30, 1998 and March 31, 1998, consist of:

                         June 30, 1998          March 31, 1998
                         -------------          --------------
Assembly parts              $356,015               $298,239
Finished goods               770,876                645,774
                         ______________         ______________

                          $1,126,891               $944,013
                           =========               =========

F.  Deferred Costs
Deferred costs and reimbursable costs at June 30, 1998 and March 31, 1998 were as follows:

                              Internal Costs          Third
                         Payroll      Expenses     Party Costs       Total
                         _______      ________     ___________       ________

Balance March 31, 1998   $483,550     $217,511     $615,632         $1,316,693
     Additions             39,272        4,009       32,972             76,253
     Reimbursements       (45,348)                                     (45,348)
                         ________     ________      ________        ___________
Balance June 30, 1998    $477,474     $221,520      $648,604        $1,347,598
                         =======       =======      =======          =========


G. Investments in Partnerships
The Company has partnership interests in six completed gas-fired cogeneration plants located in New York State. At June 30, 1998 and March 31, 1998, the balance of recorded investments was comprised of the following:

                                          June 30, 1998           March 31, 1998
                                          ____________            _____________

  Capital contributions and investments    $2,976,813                $2,976,813
  Partnership distributions              (133,394,591)              (28,151,213)
  Recognized share of income (losses)      28,683,770                25,140,530
                                         ____________               ____________
                                        $(101,734,008)                $(33,870)
                                         ============                ===========

The aggregate financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at March 31, 1998 (unaudited) and December 31, 1997 (audited) and for the three months and year then ended were as follows:

                                    Three Months Ended        Year Ended
                                     March 31, 1998           December 31, 1997
                                     ______________           _________________
         Total Partnerships:
         Assets                      $515,226,597             $520,329,768
         Plant and equipment          387,722,438              391,492,464
         Secured debt                 495,472,033              508,289,568
         Partners' deficit            (11,886,417)             (17,572,222)
         Revenues                      41,037,949              149,469,661
         Income                         9,933,537               20,238,179

         Company's Share:
         Partners' deficit             (4,891,074)              (7,354,035)
         Income                         4,565,538               10,113,516

The operating assets of the partnerships in which the Company has investments have secured the projects' debt, and the expected significant losses incurred by the partnerships in the early years of operation were funded by that debt. Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, did not generally record the losses in the financial statements. The income from partnerships, which has been recorded on the financial statements during the first quarter of Fiscal 1999 in the amount of $3,543,240, has been recognized on partnerships where income has exceeded prior unrecognized accumulated losses. No income was reported on one partnership where current income of $1,020,604 did not exceed prior unrecognized accumulated losses.

The amounts pertaining to one partnership, which is involved in extensive litigation, were excluded from the partnership's financial position and results of operations presented above.

As previously disclosed, the Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("NIMO") and 16 independent power producers ("IPPs) holding 29 Power Purchase Agreements ("PPAs) including the Company's five PPAs. On May 8, 1998, NIMO announced that third party conditions had been satisfied or waived by 14 IPPs holding 27 PPAs and, on May 14, 1998, NIMO's Board of Directors approved the MRA. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to NIMO, were terminated. As a result of the MRA and related transactions, and the current operations of the project partnerships, the Company has received through July 31, 1998 (i) 4,615,770 shares of NIMO common stock (the "NIMO Shares") and (ii) net cash of approximately $59 million, of which approximately $9 million will be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the NIMO Shares on June 30, 1998 was $14.94 for an aggregate value of approximately $69 million. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from NIMO was used to terminate most obligations with third parties including lenders, fuel suppliers and transporters, thermal hosts and others. With the exception of development fees of $1.8 million received from the Beaver Falls project, which were recognized as revenue during the first quarter of Fiscal 1999, and development fees of $.9 million received from the Syracuse project which were recorded as a receivable from the project in Fiscal 1998, the MRA cash proceeds of $34 million received on June 30, 1998, as well as the NIMO Shares which were constructively received on that date, were accounted for as partnership distributions. Additional MRA and operating results cash proceeds of $13 million were received during July 1998. Consistent with the Company's accounting policy of recording partnership activity one quarter later than recorded by the partnerships, the Company will recognize the earnings impact of the MRA consummation which is preliminarily estimated to be in the range of $135 million to $140 million on a pre-tax basis, during the second quarter of Fiscal 1999. The estimate gives effect to a write-down to be taken to reflect the impaired value of the two power plants owned by certain project partnerships due to the termination of the PPAs. Other partnerships still hold leasehold interests in three power plants. As previously disclosed, the project partnerships are currently attempting to sell all five power plants. It is anticipated that proceeds to be received from the sale of these plants will be substantially less than the net book value of the plants prior to the consummation of the MRA. The Company is continuing to analyze the financial and tax impact as a result of these transactions.

H.  Notes Receivable
As previously disclosed, the Company does not believe that proceeds of a proposed settlement of litigation involving Rochester Gas & Electric Corp. and one of the project partnerships are likely to exceed the claims of the secured and unsecured creditors of the partnership. As a result, the Company believes its ability to recover combined loans of $2.5 million to the project and adjacent steam host will be jeopardized if the proposed settlement is approved and established reserves during the year ended March 31, 1998 to cover losses that may result from the possible uncollectibility of the loans.

I.  Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the agreement.

J.  Segments of Business
The Company specilializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects (the "Project Segment"). The Company also provides engineering, system design, project management and turn-key installation of photovoltaics, and fabricates, manufacturers, markets and distributes alternative energy products through a domestic and international network (the "Product Segment"). A summary of industry segment information for the three months ended June 30, 1998 and 1997 is as follows:

                         Project           Product
June 30, 1998            Segment           Segment      Eliminations    Total

Net revenues            $5,705,001        $1,100,888                  $6,805,889
Net income (loss)        3,030,174          (469,708)                  2,560,466
Identifiable assets    149,802,683         2,613,350   (37,771,496)  114,644,537
Capital expenditures        88,749            35,504                     124,253
Depreciation and
         amortization       44,614            21,068                      65,682

June 30, 1997

Net revenues             $3,534,685        $1,427,271                 $4,961,956
Net income (loss)         1,483,076          (455,375)                 1,027,701
Identifiable assets      42,857,459         3,805,956  (34,461,814)   12,201,601
Capital expenditures         18,364            76,711                     95,075
Depreciation and
         amortization         45,416           27,830                     73,246

K.  Legal Proceedings
See Part II, Item 1 which is incorporated by reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net income for the three months ended June 30, 1998 increased by $1,532,765, or 149%, to $2,560,466 from the net income of $1,027,701 recorded for the three months ended June 30, 1997. The factors which contributed to these changes in net income are discussed below.

First Quarter Developments and Subsequent Events
As previously diclosed, the Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("NIMO") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPAs") including the Company's five PPAs. On
May 8, 1998, NIMO announced that third party conditions had been satisfied or waived by 14 IPPs holding 27 PPAs, and on May 14, 1998 NIMO's Board of Directors approved the MRA. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to NIMO, were terminated. As a result of the MRA and related transactions, and the current operations of the project partnerships, the Company has received (i) 4,615,770 shares of NIMO common stock (the "NIMO Shares") and (ii) net cash of approximately $59 million, of which approximately $9 million will be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the NIMO Shares on June 30, 1998 was $14.94 for an aggregate value of approximately $69 million. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from NIMO was used to terminate most obligations with third parties including lenders, fuel suppliers and transporters, thermal hosts and others. With the exception of development fees of $1.8 million received from the Beaver Falls project, which were recognized as revenue during the first quarter of Fiscal 1999 and development fees of $.9 million were received from the Syracuse project, which were recorded as a receivable in Fiscal 1998, the MRA cash proceeds of $34 million received on June 30, 1998, as well as the NIMO Shares which were constructively received on that date, were accounted for as partnership distributions. Additional MRA and operating results cash proceeds of $13 million were received during July 1998. Consistent with the Company's accounting policy of recording partnership activity one quarter later than recorded by the partnerships, the Company will recognize the earnings impact of the MRA consummation, which is preliminarily estimated to be in the range of $135 million to $140 million on a pre-tax basis, during the second quarter of Fiscal 1999. This estimate gives effect to a write-down to be taken to reflect the impaired value of the two power plants owned by certain project partnerships due to the termination of the PPAs. Other partnerships still hold leasehold interests in three power plants. As previously disclosed, the project partnerships are currently attempting to sell all five power plants.
It is anticipated that proceeds to be received from the sale of these plants will be substantially less than the net book value of the plants prior to the consummation of the MRA. The Company is continuing to analyze the financial and tax impact as a result of these transactions. On July 10, 1998, following the consummation of the MRA, the Company repaid the $3 million balance outstanding at June 30, 1998 on the Working Capital Loan from Stewart and Stevenson, Inc. ("S&S").

The Company is exploring various restructuring alternatives, as well as the sale of certain power plants in which it has interest. No assurance van be given that any restructuring alternatives will be effectuated.

REVENUES

Consolidated
____________

Consolidated revenues increased by $1,843,933, or 37%, to $6,805,889 during the three months ended June 30, 1998 as compared to $4,961,956 during the three months ended June 30, 1997.

Project Segment
_______________

Development  and Management  Fees.  Revenues  attributable  to  development  and
management  fees  for  the  Company's   independent  power  projects  ("Project
Segment") during the three months ended June 30, 1998 increased by $1,315,807 to $2,043,334 as compared to $727,527 for the three months ended June 30, 1997. The increase during the period is due primarily to a development fee of $1.8 million received from the Beaver Falls project in connection with the MRA. The Company received development fees of $600,000 from the Beaver Falls project during the three months ended June 30, 1997. The Company also earned $243,334 in management fees during the three months ended June 30, 1998 in connection with its projects compared to $127,527 during the three months ended June 30, 1997. The Company received no reimbursements in excess of deferred costs during the quarters ended June 30, 1998 and 1997.

Income from Partnerships. During the three-month period ended June 30, 1998, the Company recognized $3,543,240 of income from partnerships, an increase of $796,632 compared to $2,746,608 recognized for the three months ended June 30, 1997. The increase during the current three-month period is due primarily to income of $1,752,728 and $533,797 recorded on the Beaver Falls and Natural Dam projects, respectively. This represented respective increases of $769,681 and $209,237 over income of $983,047 and $324,560 recorded on the Beaver Falls and Natural Dam projects, respectively, for the three months ended June 30, 1997. The increases were partially offset by decreases in income on the other projects.

Except for the income to be recognized in the second quarter of Fiscal 1999 from operations of the projects and in connection with the MRA consummation, the partnerships will generate no future income as a result of the MRA consummation and the resulting termination of the PPAs.

Interest and Other Investment Income
Interest and Other Investment Income during the three months ended June 30, 1998 decreased by $1,774 to $44,810 compated to $46,584 for the three months ended June 30, 1997. The decrease in the current period is due primarily to lower average interest rates during the period.

Product Segment
_______________

Product Sales. Revenues for the Company's energy  technology  products
(the "Product Segment") sales activities during the three-month period ended June 30, 1998 decreased by $402,826 to $987,793 as compared to $1,390,619 for the three months ended June 30, 1997. The decrease for the period is due primarily to lower sales of solar thermal and heat transfer products of $597,690, a result of the Company's decision to discontinue those product lines. That decrease was partially offset by an increase of $194,864 in sales of solar electric products.

Other Revenues. Other revenues derived from the Project and Product Segments increased by $138,253 for the three-month period ended June 30, 1998 versus the same period last year. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority, Northrup Grumman Corporation and Motorola Inc. in accordance with funding agreements with the Company. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.


COSTS AND EXPENSES
Cost of Product Segment Sales
Cost of product sales for the  three-month  periods ended June 30, 1998 and 1997
was  $939,975  and  $1,196,214,   respectively,  or  95%  and  86%  of  revenues
attributable to product sales. The increase in cost of sales percentage is due primarily to the discontinuance of the solar thermal and heat transfer product lines. Sales of these products during the first quarter of Fiscal 1997 contributed to the higher margins experienced during that period.

Costs of Project Segment Development and Management Fees
Other than the settlement of deferred costs in conjunction with potential project closings, there are no current specific costs and expenses identified with development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated. Selling, general and administrative expenses ("SG&A") decreased by $214,536, or 10%, to $1,887,689 for the three-month period ended June 30, 1998 as compared to $2,102,225 for the three-month period ended June 30, 1997. As discussed below, both the Project and Product segments contributed to the decrease in the three-month period ended June 30, 1998.

Project Segment. For the Project Segment, SG&A for the three-month periods ended June 30, 1998 and June 30, 1997 was $1,268,918 and $1,419,478, respectively, representing 67% and 68% of the total SG&A. The decrease of $150,560 in the quarter ended June 30, 1998 was due primarily to a decrease in legal fees of $422,704 and decreased compensation expense of $55,191. These decreases were partially offset by increased consulting fees of $297,459, primarily consisting of investment banker fees incurred as a result of the Company's exploration of strategic restructuring opportunities.

Product Segment. SG&A expenses for the Company's Product Segment for the three-month periods ended June 30, 1998 and 1997 were $618,771 and $682,747, respectively, representing 33% and 32% of the total SG&A. This decrease
of  $63,976  in  the  current   three-month  period  is  due  primarily  to  the
discontinuance of the Company's heat transfer product lines, partially offset by higher selling expenses in the Company's solar electric business.

Interest Expense
Interest expense for the three-month period ended June 30, 1998 decreased by $2,643 to $94,383 compared to $97,026 for the three-month period ended June 30, 1997. The decrease in the three-month period is due primarily to lower average interest rates during the period.

Provision for Income Taxes
The provision for income taxes increased during the three months ended
June 30, 1998 by $784,152 to $1,322,942 compared to $538,790 for the same period last year. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits.


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $101,620,162 from $2,779,482 at March 31, 1998, to $104,399,644 at June 30, 1998 primarily as a result of the consummation of the MRA.

During the quarter ended June 30, 1998, cash of $3,144,092 was provided from operations. The net income of $2,560,466 when adjusted for non-cash revenue/ expense items of $3,477,144, including income from partnerships of $3,543,240, resulted in a cash loss of $916,678. Major factors offsetting this cash loss were distributions from the partnerships of $2,280,914,and the receipt of a development fee receivable at March 31, 1998 of $900,000.

During the current quarter, the Company's financing activities resulted in a decrease in cash of $26,190, primarily due to the repayment of borrowings.

Investing activities during the current quarter resulted in an increase in cash of $33,890,147 due to distributions of $102,962,464 received from partnerships in connection with the MRA consummation offset by the investment in the NIMO Shares of $68,948,064 and the acquisition of property plant and equipment of $124,253.

Financing for construction of the development projects is generally provided by loans to the particular partnerships which are secured by the project assets only. Except for the financing provided to the Allegany project, the Company generally does not incur significant capital costs associated with construction of these projects. The Company provided financing to the Allegany project in Fiscal 1993 and 1994 utilizing $2,500,000 of its $3,000,000 line of credit under the S&S loan agreement. On February 20, 1997 the Company borrowed the remaining $500,000 available under the agreement and on July 10, 1998, following consummation of the MRA, the Company repaid the balance of $3,000,000 outstanding under the agreement. As discussed herein, due to the nature of the proposed settlement involving RG&E and the Allegany project, the Company believes that its ability to recover all or part of the financing provided to the Allegany project will be jeopardized and, as a result, has reserved for the possible uncollectibility of the related loans (See Note H, Notes Receivable).

As previously discussed, the consummation of the MRA and related transactions and partnership operating results for the quarter ended June 30, 1998, resulted in the receipt of approximately $37 million on June 30, 1998, $13 million during July 1998 and the NIMO Shares valued at approximately $69 million. In accordance with its established investment objectives and guidelines, the Company has invested the cash proceeds, as well as other surplus cash in money market funds and commercial paper. The Company's five PPAs with NIMO were terminated as a result of the comsummation of the MRA and, consequently there will be no future periodic distributions to the Company from the operations of the projects. The Company is exploring various corporate restructuring alternatives. Pending any such restructuring, the Company expects that capital requirements for its operations and for repayment of long-term debt will be met by its current cash and short-term investment position.

As previously discussed, the Company has accounted for the MRA termination proceeds of cash and the NIMO Shares received on June 30, 1998 as a partnership distribution. This treatment has resulted in a negative (credit) balance in "Investment in Partnerships" of $101,734,008 at June 30, 1998. When the earnings impact of the MRA consummation is recognized and reflected in operations in the second quarter of Fiscal 1999, the negative balance will be reduced to the extent of income recognized.

Year 2000
Many existing computer systems and software applications use two digits, rather than four, to record years, i.e., 98 instead of "1998." Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the Year 2000 issue.

The Company relies on computer hardware, software and related technology primarily in its internal operations, such as billing and accounting. During Fiscal 1998, the Company formed a Year 2000 Management Committee to address the potential financial and business consequences of Year 2000 and to direct the implementation of appropriate solutions, including hardware and software upgrades. The Company expects to complete such upgrade purchases during 1998 with testing to be done during 1999.

The Company is also communicating with its vendors, suppliers and customers to both monitor and encourage their respective remedial efforts regarding the Year 2000 issue. Failure by vendors and suppliers to successfully address the issue could result in delays in various products and services becoming available to the Company. Failure by customers could disrupt their ability to maximize their use of the Company's products and services. There can be no assurance that failure of systems of third parties on which the Company's systems and operations rely upon to be Year 2000 compliant will not have a material adverse effect on the Company's business's operating results or financial condition.

Except for capital expenditures associated with computer hardware and software upgrades which are planned for Fiscal 1999 and which may be partially Year 2000-related, the Company does not anticipate that the incremental expenses related to the Year 2000 issue for Fiscal 1999 will be significant. Such incremental expenses incurred during Fiscal 1998 were not significant.

                          PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
For a more extensive discussion of various legal proceedings in which the Company is involved, including the proceedings described below, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.


     The   Company,   through   its   partnership   interest   ("Partnership
Interest") in Kamine/Besicorp Allegany L.P.("KBA"), which owns the Allegany Congeneration Facility (the "Facility"), is a participant in legal proceedings involving a power purchase agreement (the "Power Agreement") pursuant to which the Facility was to supply Rochester Gas & Electric Corp. ("RG&E") with power. The parties to these proceeding include, among others RG&E, General Electric Capital Corp. ("GECC"), and Kamine Development Corp. Pursuant to a First Amended and Restated Plan of Reorganization (the "Plan") filed with the United States Bankruptcy Court for District of New Jersey (Case No. 95-28703(WT)), a settlement (the "Settlement Agreement") has been proposed pursuant to which, among other things, the Power Agreement will be terminated and the rights of KBA thereunder will be discharged. The Company will not generate any income from the Facility nor will it incur any liabilities (exclusive of amounts previously reserved) if the Settlement Agreement is consummated.

     The Company directly and through its Partnership Interest is involved in a legal proceeding involving the construction of a greenhouse. The parties to this proceeding include Amerlaan Agro-Projecten B.V., the contractor
(the "Contractor") responsible for constructing the greenhouse, KBA and Kamine Development Corp., among others. The Plan provides for a settlement (the "Greenhouse Settlement") of this litigation pursuant to which KBA is to transfer the greenhouse to the Contractor and GECC is to pay the Contractor $2 million. The Company will not be able to use the greenhouse if the Greenhouse Settlement is consummated and does not anticipate that it will incur any material liabilities (exclusive of amounts previously reserved) as a result of this settlement.

     The Company  opposes the Plan,  Settlement  Agreement  and the
Greenhouse Settlement, but its ability to prevent these settlements from being consummated or the Plan from being approved may be limited. The Company is consulting with counsel as to its options with respect to opposing the Plan and pursuing claims it may have against one or more of the parties to these settlements.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
(a.)     Exhibits
         Exhibit 27        Financial Data Schedule

(b.)     Reports on Form 8-K

          On April 22, 1998 and May 11, 1998 the Company filed reports on Form 8-K, disclosing, respectively, the commencement and settlement of legal proceedings involving three power project partnerships in which the Company has ownership interests.

          On May 21, 1998, the Company filed a report on Form 8-K, announcing that Michael F. Zinn had accepted an invitation from the Board of Directors to resume his position as Chairman of the Board , President and Chief Executive Officer, effective immediately.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Besicorp Group Inc., Registrant

Date:  August 19, 1998                 /s/ Michael F. Zinn
                                           Michael F. Zinn
                                           President
                                          (principal executive officer)



Date:  August 19, 1998                /s/ Michael J. Daley
                                          Michael J. Daley
                                          Chief Financial Officer
                                         (principal financial officer)



Date:  August 19, 1998               /s/ James E. Curtin
                                         James E. Curtin
                                         Vice President and Controller
                                        (principal accounting officer)