Form 10QSB/A
period 1998-06-30
BESICORP GROUP INC
filed 1998-08-27
CIK 320443

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  Form 10-QSB/A


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

Item 5. Other Information

The Company had previously disclosed that it intended to schedule the Annual Meeting of Shareholders so that it would be held September 23, 1998. This meeting has been indefinitely deferred as the Company is in the process of evaluating restructuring alternatives.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Besicorp Group Inc., Registrant

Date:  August 26, 1998                 /s/ Michael F. Zinn
                                           Michael F. Zinn
                                           President
                                          (principal executive officer)



Date:  August 26, 1998                /s/ Michael J. Daley
                                          Michael J. Daley
                                          Chief Financial Officer
                                         (principal financial officer)