Form 10QSB
period 1998-09-30
BESICORP GROUP INC
filed 1998-11-23
CIK 320443

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998        Commission file number 0-9964



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

                                                         Yes __X__  No_______

Common stock outstanding as of October 30, 1998                2,969,195


Transitional Small Business Disclosure Format             Yes______   No ___X___

PART 1  -  FINANCIAL INFORMATION
Item 1 -   FINANCIAL STATEMENTS


                                        BESICORP GROUP INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET
                                                  (unaudited)

                                                                        September 30,1998           March 31,1998
                   ASSETS                                               _________________           _____________

Current Assets:
    Cash and cash equivalents                                            $       42,225,504         $       812,971
    Short-term investments                                                       10,994,537               1,056,778
    Investment in Niagara Mohawk Power Corporation common stock                  66,055,151                       0
    Trade accounts  receivable (less allowance for doubtful accounts of $68,929 and $23,000 as of September 30, 1998
       and March 31, 1998, respectively)                                            596,973                 369,539
    Due from affiliates                                                              61,035                 870,295
    Current portion of long-term notes receivable:
       Others (includes interest of $12,298 and $8,316, respectively)               124,649                 102,053
    Inventories                                                                   1,241,658                 944,013
    Deferred income taxes                                                            93,600                  93,600
    Other current assets                                                            293,734                 485,052
                                                                                ____________             ____________

       Total Current Assets                                                     121,686,841               4,734,301
                                                                                ____________             ____________
Property, Plant and Equipment:
    Land and improvements                                                           237,159                 237,159
    Buildings and improvements                                                    1,914,029               1,906,953
    Machinery and equipment                                                       1,509,949               1,226,115
    Furniture and fixtures                                                          247,365                 246,701
                                                                                ____________              ___________
                                                                                  3,908,502               3,616,928

       Less accumulated depreciation and amortization                             1,906,366               1,769,212
                                                                                ____________              ___________
       Net Property, Plant and Equipment
                                                                                  2,002,136               1,847,716
                                                                                ____________              ___________
Other Assets:
    Patents and trademarks, less accumulated
       amortization of $1,973 and $1,691, respectively                                8,391                   7,823
    Long-term notes receivable:
       Affiliates - Net of allowance of $555,276                                          0                       0
       Others - Net of allowance of $1,944,624                                       92,181                 129,886
    Due from affiliates                                                                   0                 375,000
    Investment in partnerships                                                   17,152,393                       0
    Deferred costs                                                                        0               1,316,693
    Deferred income taxes                                                         1,634,200                 916,600
    Other assets                                                                     78,356                 116,977
                                                                                _____________             ___________

       Total Other Assets                                                        18,965,521               2,862,979
                                                                                ______________            ___________
       TOTAL ASSETS                                                      $      142,654,498      $        9,444,996
                                                                                ______________            ___________
                                                                                ______________            ___________
See accompanying notes to consolidated financial statements.





                                                  BESICORP GROUP INC. AND SUBSIDIARIES


                                                   CONSOLIDATED BALANCE SHEET
                                                     (unaudited)


                                                                           September 30,1998           March 31,1998


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                $        1,262,636             $  1,403,504
    Current portion of long-term debt                                               136,746                  111,367
    Current portion of accrued reserve and warranty expense                         144,769                  152,891
    Taxes other than income taxes                                                   127,630                  114,811
    Income taxes payable                                                         48,136,426                  172,246
                                                                                __________               __________
       Total Current Liabilities                                                 49,808,207                1,954,819

Investment in Partnerships                                                                0                   33,870
Long-Term Accrued Reserve and Warranty Expenses                                     161,390                  152,402
Long-Term Debt                                                                      691,618                3,766,074
                                                                                __________               __________
       Total Liabilities                                                         50,661,215                5,907,165
                                                                                __________               __________


Shareholders' Equity:
    Common stock, $.10 par value: authorized
       5,000,000 shares; issued 3,234,958 shares                                    323,495                 323,495
    Additional paid-in capital                                                    5,445,530               5,492,072
    Retained earnings (deficit)                                                  87,842,255                (615,259)
                                                                                __________               __________
                                                                                 93,611,280               5,200,308
    Less:  treasury stock at cost (265,763 shares and 278,234
       shares, respectively)                                                     (1,617,997)             (1,662,477)
                                                                                ___________              __________


       Total Shareholders' Equity                                                91,993,283               3,537,831
                                                                                ___________               _________


       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      142,654,498      $        9,444,996
                                                                                ___________              __________
                                                                                ___________              __________



See accompanying notes to consolidated financial statements.


                                                                3



                                                        BESICORP GROUP INC. AND SUBSIDIARIES

                                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                                    (unaudited)


                                                         Three months ended September 30,          Six months ended September 30,
                                                        ________________________________          ______________________________
                                                          1998                1997                1998                      1997
                                                          ____                ____                ____                     ____
Revenues:
    Product sales                                      $  1,097,897      $    878,047        $   2,085,690             $   2,268,666
    Development and management fees                               0           180,479            2,043,334                   908,006
    Other revenues                                           46,643            86,924              233,355                   135,383
    Income from partnerships                            133,161,691         2,242,994          136,704,931                 4,989,602
    Interest and other investment income                  2,780,122            48,330            2,824,932                    94,914
                                                        ____________        __________        ____________                __________
                 Total Revenues                         137,086,353         3,436,774          143,892,242                 8,396,571
                                                        ____________        __________        ____________                __________
Costs and Expenses:
    Cost of product sales                                 1,026,294            877,685           1,966,269                 2,073,899
    Selling, general and administrative expenses          3,942,666          1,982,570           5,830,355                 4,084,795
    Interest expense                                         25,715             99,489             120,098                   196,515
    Other expense                                             8,373             10,506               8,807                     8,347
                                                        ___________         __________         ____________            ____________
                 Total Costs and Expenses                 5,003,048          2,970,250           7,925,529                 6,363,556
                                                        ___________         __________         ____________             ____________
Income Before Income Taxes                              132,083,305            466,524         135,966,713                 2,033,015

Provision for Income Taxes                               46,186,257            161,413          47,509,199                   700,203
                                                        ___________         __________         ____________            _____________

Net Income                                            $  85,897,048       $    305,111      $   88,457,514            $    1,332,812
                                                        ___________         __________         ____________            _____________
                                                        ___________         __________         ____________            _____________

Basic Earnings per Common Share                       $       28.94       $        .10      $        29.81            $          .45
                                                       ____________         __________         ___________              ____________
                                                       ____________         __________         ___________              ____________
Basic Weighted Average Number of Shares Outstanding
    (in Thousands)                                            2,969              2,947               2,967                     2,941
                                                       ____________        ___________         ___________              ____________
                                                       ____________        ___________         ___________              ____________

Diluted Earnings per Common Share                     $       28.25       $       0.10     $         29.12            $         0.44
                                                       ____________        ___________         ___________              ____________
                                                       ____________        ___________         ___________              ____________

Diluted Weighted Average Number of Shares Outstanding         3,040              3,021              3,038                      3,013
                                                       ____________        ___________         ___________              ____________
                                                       ____________        ___________         ___________              ____________

Dividends per Common Share                            $        NONE       $       NONE         $     NONE               $       NONE
                                                        ___________        ___________          __________               ___________
                                                        ___________        ___________          __________               ___________


See accompanying notes to consolidated financial statements.




                                            BESICORP GROUP INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (unaudited)

                                                                                                  Six months ended September 30,
                                                                                                  ______________________________
                                                                                                   1998                    1997
                                                                                                  ________              ________

Operating Activities:
    Net income                                                                                  $ 88,457,514          $ 1,332,812
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Deferred taxes                                                                              (717,600)                    0
       Amortization of discounts on notes                                                            (1,098)               (1,098)
       Provision for uncollectibles                                                                  45,929                     0
       Realized and unrealized (gains) losses                                                    (2,253,028)                8,881
       Depreciation and amortization                                                                137,435               146,972
       Partnership income recognized                                                           (136,704,931)           (4,989,602)
       Distributions from partnerships                                                          119,518,668             3,791,430
       Changes in assets and liabilities:
           Short-term investments                                                                (9,565,148)              (20,549)
           Investment in Niagara Mohawk Power Corporation
              common stock                                                                      (64,174,734)                    0
           Accounts and notes receivable                                                            927,105             1,383,289
           Inventory                                                                               (297,644)              118,172
           Accounts payable and accrued expenses                                                   (140,868)             (122,361)
           Taxes payable/refundable                                                              47,976,999               312,595
           Other assets and liabilities, net                                                      1,546,646              (322,183)
                                                                                               ____________            _________
    Net cash provided by operating activities                                                    44,755,245             1,638,358
                                                                                               ____________            ___________
Financing Activities:
    Increase in borrowings                                                                                0              122,000
    Repayment of borrowings                                                                      (3,049,077)            (179,726)
    Purchase of common stock                                                                        (53,187)            (140,077)
    Issuance of common stock                                                                         51,125              128,100
                                                                                               ____________             __________
    Net cash used by financing activities                                                        (3,051,139)             (69,703)
                                                                                               ____________             __________
Investing Activities:
    Acquisition of property, plant and equipment                                                  (291,573)            (204,495)
                                                                                               ____________             __________
    Net cash used by investing activities                                                         (291,573)            (204,495)
                                                                                               ____________             __________
Increase in Cash and Cash Equivalents                                                           41,412,533            1,364,160
Cash and Cash Equivalents - Beginning                                                              812,971              210,533
                                                                                               ___________            ____________
Cash and Cash Equivalents - Ending                                                            $ 42,225,504        $   1,574,693
                                                                                               ___________            ____________
                                                                                               ___________            ____________
Supplemental Cash Flow Information:
    Interest  paid                                                                            $    161,955        $     188,871
    Income taxes paid                                                                              268,742              386,023

    Additions to property, plant, and equipment
       which were financed and not included above                                             $         0        $      66,375

See accompanying notes to consolidated financial statements.


                                                        5

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.
The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the ("Company") as of September 30, 1998, and March 31, 1998; the results of operations for the three- and six-month periods ended September 30, 1998 and 1997; and the statement of cash flows for the corresponding six-month periods. MRA related income (as defined) has been included on the Statement of Operations in income from partnerships pending a determination as to what portion of that item should be reported as an extraordinary item.

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

B. Business and Proposed Merger
The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects. The Company also provides engineering, system design, project management and turnkey installation of photovoltaic systems, and fabricates, manufactures, markets and distributes photovoltaic products and systems through a domestic and international network.

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23 , 1998, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company shareholders will be entitled to receive $34.50 (the "Meger Consideration") in cash for each share of Besicorp Common Stock, subject, in certain circumstances, to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to the Merger Consideration. Consummation of the Merger is subject to the satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"),a subsidiary of Besicorp, which at the time of the Spin-Off will among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assumed substantially all of the Company's liabilities. No assurance can be given that such transactions will be consummated.

C. Basic/Diluted Earnings per Common Share
Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. The dilution in the three-and six-month periods ended September 30, 1998 and September 30, 1997 is due to the net incremental effect of incentive stock options and warrants of 86,500 and 82,000, respectively.

D. The results of operations for the three- and six-month periods ended September 30, 1998 is not indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at September 30, 1998 and March 31, 1998, consist of:




                           September 30, 1998        March 31, 1998
                           __________________        ______________

Assembly parts                 $397,331                 $298,239
Finished goods                  844,327                  645,774
                             __________                ___________
                             $1,241,658                 $944,013
                              =========                 ========


F.  Deferred Costs
Deferred costs and reimbursable costs at September 30, 1998 and March 31, 1998 were as follows:


                                        Internal Costs                Third
                                        ______________                _____
                                   Payroll         Expenses        Party Costs           Total
                                   _______         _______         ___________           _____

  Balance March 31, 1998          $483,550         $217,511          $615,632         $1,316,693
          Additions                 75,504           11,851            43,716            131,071
          Write-offs              (513,375)        (229,362)         (659,348)        (1,402,085)
          Reimbursements           (45,679)                                              (45,679)
                                   ________        ________         _________          _________
  Balance September 30, 1998            $0               $0               $0                  $0
                                   =======          =======           =======           =========

The Company decided to write off all deferred costs during the second quarter of Fiscal 1999 due to the uncertain nature of the development of the projects and the current trend in accounting regarding non-deferral of development expenses.

G.    Investments in Partnerships
The Company has partnership interests in six completed gas-fired cogeneration plants located in New York State. At September 30, 1998 and March 31, 1998, the balance of recorded investments was comprised of the following:

                                                 September 30, 1998                 March 31, 1998
                                                  __________________                 ______________

     Capital contributions and investments            $2,976,813                      $2,976,813
     Partnership distributions                      (147,669,881)                    (28,151,213)
     Recognized share of income (losses)             161,845,461                      25,140,530
                                                    _____________                    ____________

                                                     $17,152,393                       $(33,870)
                                                      ==========                      ==========

The aggregate financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at June 30, 1998 (unaudited) and December 31, 1997 (audited) and for the six months and year then ended were as follows:

                                                   Six Months Ended                   Year Ended
                                                    June 30, 1998                  December 31, 1997
                                                   ________________                _________________
         Total Partnerships:
         Assets                                      $97,037,549                      $520,329,768
         Plant and equipment                          19,100,000                       391,492,464
         Secured debt                                     72,386                       508,289,568
         Partners' equity (deficit)                   63,989,664                       (17,572,222)
         Revenues                                     99,393,319                       149,469,661
         Income                                      307,007,634                        20,238,179

         Company's Share:
         Partners' equity (deficit)                   29,896,779                       (7,354,035)
         Income                                      144,125,634                       10,113,516

The operating assets of the partnerships in which the Company has investments secured the projects' debt, and the significant losses incurred by the partnerships in the early years of operation were funded by that debt.
Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, did not generally record the losses in the financial statements. The income from partnerships, which has been recorded on the financial statements in the amount of $136,704,931 has been recognized on partnerships where income has exceeded prior unrecognized accumulated losses of $3,110,466. The recorded income also reflects the write-down of impaired value of the investments of $4,306,848 in two partnerships. Secured debt of $72,386 of one partnership was paid on July 9, 1998. The reported value of plant and equipment at September 30, 1998 reflects the write-down taken to reflect the impaired value of the power plants owned by certain project partnerships due to the termination of the PPAs and, with respect to the power plants leased by certain project partnerships, the credits expected to be received at the time of disposition of the facilities.


The amounts pertaining to one partnership, which had been involved in extensive litigation, were excluded from the partnerships' financial position and results of operations presented above. See "Part II; Item 1 - Legal Proceedings".

As previously disclosed, the Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("NIMO") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPAs") including the Company's five PPAs. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to NIMO, were terminated. As a result of the MRA and related transactions, and the operations of the project partnerships, the Company has received through September 30, 1998 (i) 4,615,770 shares of NIMO common stock (the "NIMO Shares") and (ii) net cash of approximately $59 million, of which approximately $8 million continues to be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the NIMO Shares on June 30, 1998 was $14.94 for an aggregate value of approximately $69 million. The value of the investment in NIMO shares of $66,055,151 reflected on the balance sheet at September 30, 1998 reflects 4,296,270 shares at a market price per share of $15.375. Through November 16, 1998, the Company had sold 1,919,500 shares of the NIMO shares, realizing net proceeds of approximately $29.6 million for a gain of approximately $.9 million. The remaining NIMO shares of 2,696,270, based on the closing price on that date of $15.25, have an aggregate value of approximately $41 million. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from NIMO was used to terminate most obligations with third parties including lenders, fuel suppliers and transporters, thermal hosts, and others. With the exception of development fees of $1.8 million received from the Beaver Falls project, which were recognized as revenue during the first quarter of Fiscal 1999, development fees of $.9 million received from the Syracuse project, which were recorded as a receivable from the project in Fiscal 1998, and certain cost reimbursements totaling $.8 million, the MRA and operating results proceeds were accounted for as partnership distributions. During the three and six month periods ended September 30, 1998, the Company recorded income, which is predominantly non-recurring, of $133,161,691 and $136,704,931, respectively, as a result of the MRA and, to a minimal extent, the operating results of the project partnerships. This amount gives effect to a write-down taken to reflect the impaired value of the two power plants owned by certain project partnerships due to the termination of the PPAs. With respect to the partnerships holding leasehold interests in three power plants, this amount reflects costs associated with the termination of those long-term leases reduced by the expected credits to be received at disposition of the facilities based on their net realized value. The Company is continuing to explore potential transactions with several parties in order to affect the sale of the power plants by the end of calendar 1998 and, assuming that such sales have been consummated, the Company does not expect that there will be a significant adjustment to the recorded income.

H.  Notes Receivable
The Company has settled litigation involving a project partnership. See "Part II; Item 1 - Legal Proceedings". As a result, the Company will be unable to recover combined loans of $2.5 million to the project and adjacent steam host. The Company had established reserves during the year ended March 31, 1998 to cover such losses.


I.  Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the agreement. See Note B regarding the proposed merger.

J.  Segments of Business
The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects (the "Project Segment"). The Company also provides engineering, system design, project management and turn-key installation of photovoltaics, and fabricates, manufacturers, markets and distributes photovoltaic products and systems through a domestic and international network (the "Product Segment"). See Note B regarding the proposed merger. A summary of industry segment information for the six months ended September 30, 1998 and 1997 is as follows:



                                        Project            Product
September 30, 1998                      Segment            Segment              Eliminations        Total
__________________                      _______            _______              ____________        _____

Net revenues                         $141,602,329      $2,289,913                               $143,892,242
Net income (loss)                      89,392,241        (934,727)                                88,457,514
Identifiable assets                   293,413,279       2,509,803             $ (153,268,584)    142,654,498
Capital expenditures                      146,569         145,004                                    291,573
Depreciation and amortization              92,805          44,630                                    137,435

September 30, 1997
__________________

Net revenues                       $   6,019,664       $2,376,907                                $8,396,571
Net income (loss)                      2,428,933       (1,096,121)                                1,332,812
Identifiable assets                   42,445,663        3,769,387             $ (34,130,688)     12,084,362
Capital expenditures                      50,958          153,537                                   204,495
Depreciation and amortization             91,538           55,434                                   146,972


K.  Legal Proceedings
See Part II, Item 1 which is incorporated herein by reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company's net income for the three months ended September 30, 1998 increased by $85,591,937, to $85,897,048 from the net income of $305,111 recorded for the three months ended September 30, 1997. Net income for the six months ended September 30, 1998 of $88,457,514 represents an increase of $87,124,702 from the net income of $1,332,812 for the six months ended September 30, 1997. The factors which contributed to these changes in net income are discussed below.

Second Quarter Developments and Subsequent Events
__________________________________________________

As previously disclosed, the Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("NIMO") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPA") including the Company's five PPAs. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to NIMO, were terminated. As a result of the MRA and related transactions, and the operations of the project partnerships, the Company has received through September 30, 1998 (i) 4,615,770 shares of NIMO common stock (the "NIMO Shares") and (ii) net cash of approximately $59 million, of which approximately $8 million continues to be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the NIMO Shares on June 30, 1998 was $14.94 for an aggregate value of approximately $69 million. The value of the investment in NIMO shares of $66,055,151 reflected on the balance sheet at September 30, 1998 reflects 4,296,270 shares at a market price per share of $15.375. Through November 16, 1998, the Company had sold 1,919,500 shares of the NIMO shares, realizing net proceeds of approximately $29.6 million for a gain of approximately $.9 million. The remaining NIMO shares of 2,696,270, based on the closing price on that date of 15.25, have an aggregate value of approximately $41 million. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from NIMO was used to terminate most obligations with third parties including lenders, fuel suppliers and transporters, thermal hosts, and others. With the exception of development fees of $1.8 million received from the Beaver Falls project, which were recognized as revenue during the first quarter of Fiscal 1999, development fees of $.9 million received from the Syracuse project, which were recorded as a receivable from the project in Fiscal 1998, and certain cost reimbursements totaling $.8 million, the MRA and operating results proceeds were accounted for as partnership distributions. During the three and six month periods ended September 30, 1998, the Company recorded income, which is predominantly non-recurring, of $133,161,691 and $136,704,931, respectively, as a result of the MRA and, to a minimal extent, the operating results of the project partnerships. This amount gives effect to a write-down taken to reflect the impaired value of the two power plants owned by certain project partnerships due to the termination of the PPAs. With respect to the partnerships holding leasehold interests in three power plants, this amount reflects costs associated with the termination of those long-term leases reduced by the expected credits to be received at disposition of the facilities based on their net realized value.The Company is continuing to explore potential transactions with several parties in order to affect the sale of the power plants by the end of calendar 1998 and, assuming that such sales have been consummated, the Company does not expect that there will be a significant adjustment to the recorded income.

In November 1998, the partnerships in which the Company has interests entered into contracts to sell two power plants. The Company's share of the proceeds to be received from these sales is estimated to be approximately $5 million. The sale is scheduled to close in December 1998. If the contemplated transactions are consummated, as a result of the sale of the power plants and the assumption by the buyer of the ongoing project obligations, it is also expected that a significant portion of the $8,000,000 previously reserved by the Company with respect to its share of the MRA and operating proceeds retained by the project partnerships will be released to the Company by the partnerships. The buyer and the project partnerships have entered into binding agreements subject to the satisfaction or waiver of certain conditions, but there can be no assurance that such transactions will be consummated.

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23 , 1998, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company shareholders will be entitled to receive $34.50 (the "Merger Consideration") in cash for each share of Besicorp Common Stock, subject in certain circumstances, to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to
the Merger Consideration.   Consummation of the Merger is subject to the
satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"), a subsidiary of Besicorp, which at the time of the Spin-Off will, among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assumed substantially all of the Company's liabilities. No assurance can be given that such transactions will be consummated.

REVENUES
Consolidated
____________

Consolidated revenues increased by $133,649,579, to $137,086,353 during the three months ended September 30, 1998 as compared to $3,436,774 during the three months ended September 30, 1997. Consolidated revenues for the six months ended September 30, 1998 increased by $135,495,671 to $143,892,242, as compared to $8,396,571 during the six months ended September 30, 1997.

Project Segment
_______________

Development  and  Management  Fees.
There were no revenues attributable to development and management fees for the Company's independent power projects ("Project Segment") during the three months ended September 30, 1998. The Company earned $180,479 in management fees during the three months ended September 30, 1997. As a result of the MRA consummation and the resulting termination of the PPAs, the Company will no longer receive management fee or development fee income from the related project partnerships.

Revenues attributable to development and management fees for the Company's independent power projects ("Project Segment") during the six months ended September 30, 1998 increased by $1,135,328 to $2,043,334 as compared to $908,006 for the six months ended September 30, 1997. The increase during the period is due primarily to a development fee of $1.8 million received from the Beaver Falls project. The Company received development fees of $600,000 from the Beaver Falls project during the six months ended September 30, 1997. The Company also earned $243,334 in management fees during the six months ended September 30, 1998 in connection with its projects compared to $308,006 during the six months ended September 30, 1997.

Income from Partnerships.
During the three-month period ended September 30, 1998, the Company recognized $133,161,691 of income from partnerships, an increase of $130,918,697 compared to $2,242,994 recognized for the three months ended September 30, 1997. During the six-month period ended September 30, 1998, the Company recognized $136,704,931 of income from partnerships, an increase of $131,715,329 compared to $4,989,602 recognized for the six months ended September 30, 1997. The increases in both the three- and six-month periods were primarily due to the consummation of the MRA, in which five project partnerships participated, and, to a minimal extent, the operations of the partnerships.


The partnerships will generate no significant future income as a result of the MRA consummation and the resulting termination of the PPAs. If the sale of the Company's power plants is not consummated by December 31, 1998, the Company expects that there will be a significant downward adjustment to the recorded income for the current fiscal year.

Interest  and Other  Investment  Income.
Interest and other investment income during the three months ended September 30, 1998 increased by $2,731,792 to $2,780,122 compared to $48,330 for the three months ended September 30, 1997. Interest and other investment income during the six months ended September 30, 1998 increased by $2,730,018 to $2,824,932 compared to $94,914 for the six months ended September 30, 1997. The increase in both current periods is due primarily to realized and unrealized gains on the NIMO Shares and to significantly higher invested principal balances.

Product Segment
_______________

Product  Sales.
Revenues for the Company's energy technolog products (the "Product Segment") sales activities during the three-month period ended September 30, 1998 increased by $219,850 to $1,097,897 as compared to $878,047 for the three months ended September 30, 1997. The increase for the period is due to an increase of $387,295 in sales of solar electric products. That increase was partially offset by a decrease of $167,445 in sales of solar thermal and heat transfer products.

During the six-month period ended September 30, 1998, revenues decreased by $182,976 to $2,085,690 as compared to $2,268,666 for the six months ended September 30, 1997. The decrease for the period is due primarily to lower sales of solar thermal and heat transfer products of $765,134, a result of the Company's decision to discontinue those product lines. That decrease was partially offset by an increase of $582,158 in sales of solar electric products.

Other  Revenues.
Other revenues derived from the Project and Product Segments decreased by $40,281 for the three-month period ended September 30, 1998 and increased b $97,972 for the six-month period ended September 30, 1998 versus the same periods last year. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority, Northrup Grumman Corporation and Motorola, Inc. in accordance with funding agreements with the Company. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.

COSTS AND EXPENSES
Cost of Product Segment Sales
_____________________________

Cost of product sales for the three-month periods ended September 30, 1998 and 1997 was $1,026,294 and $877,685, respectively, or 93% and 100% of revenues attributable to product sales. During the six-month periods ended September 30, 1998 and 1997, cost of product sales was $1,966,269 and $2,073,899, respectively, or 94% and 91% of revenues attributable to product sales. The decrease in the quarter ended September 30, 1998 is due primarily to efficiencies achieved in the photovoltaic product manufacturing process. For the six months ended September 30, 1998, the increase in cost of sales percentage is due primarily to the discontinuance of the solar thermal and heat transfer product lines which had lower costs of sales historically. This was partially offset by the effect of the manufacturing efficiencies referenced above.

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

Selling, General and Administrative Expenses

Consolidated.
Selling, general and administrative expenses ("SG&A")increased by $1,960,096, or 99%, to $3,942,666 for the three-month period ended September 30, 1998 as compared to $1,982,570 for the three-month period ended September 30 1997. During the six-month period ended September 30, 1998, SG&A increased by $1,745,560 to $5,830,355 as compared to $4,084,795 for the six-month period ended September 30, 1997, an increase of 43%. As discussed below, small decreases in the Product Segment partially offset increases in the Project Segment.

Project Segment.
For the Project Segment, SG&A for the three-month periods ended September 30, 1998 and September 30, 1997 was $3,324,058 and $1,267,993, respectively, representing 84% and 64% of the total SG&A. SG&A for the six-month periods ended September 30, 1998 and September 30, 1997 was $4,592,975 and $2,687,471,
respectively, representing 79% and 66% of the total SG&A. The increases of $2,056,065 and $1,905,504 in the respective current three- and six-month periods are primarily due to the write-off of project costs previously deferred of $1,402,085 and increased compensation expense of $1,286,386, primaril the result of incentive compensation paid in connection wit the MRA consummation. These increases were partially offset by certain cost reimbursements of $613,113 received during the second quarter of Fiscal 1999 in connection with the MRA consummation.

Product Segment. SG&A expenses for the Company's Product Segment for the three-month periods ended September 30, 1998 and 1997 were $618,608 and $714,577, respectively, representing 16% and 36% of the total SG&A. SG&A expenses for the Company's Product Segment for the six-month periods ended September 30, 1998 and 1997 were $1,237,380 and $1,397,324, respectively, representing 21% and 34% of the total SG&A. These decreases of $95,969 and $159,944 for the respective current three- and six-month periods are due primarily to the discontinuance of the Company's heat transfer product lines and to the reclassification of certain labor charges to Cost of Product Sales.

Interest Expense
________________

Interest expense for the three-month period ended September 30, 1998 decreased by $73,774 to $25,715 compared to $99,489 for the three-month period ended September 30, 1997. Interest expense for the six-month period ended September 30, 1998 decreased by $76,417 to $120,098 compared to $196,515 for the six-month period ended September 30, 1997. The decrease in the both the three- and six-month periods is due primarily to the payment on July 10, 1998 of the $3 million Working Capital Loan from Stewart and Stevenson, Inc. ("S&S").

Provision for Income Taxes
__________________________

The provision for income taxes increased during the three months ended September 30, 1998 by $46,024,844 to $46,186,257 compared to $161,413 for the same period last year. During the six-month period ended September 30, 1998, the provision for income taxes increased by $46,808,996 to $47,509,199 compared to $700,203 for the same period last year. The increase in the current three- and six-month periods is due to the increase in Income Before Income Taxes which resulted primarily from the increase in income from partnerships. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $69,099,152 from $2,779,482 at March 31, 1998, to $71,878,634 at September 30, 1998 primarily as a result of the consummation of the MRA.

During the six months ended September 30, 1998, cash of $44,755,245 was provided from operations. The net income of $88,457,514, when adjusted for non-cash revenue/expense items of $139,493,293, including income from partnerships of $136,704,931, resulted in a cash decrease of $51,035,779. Major factors offsetting this cash decrease included cash distributions from the partnerships of $50,570,604, proceeds of $5,092,744 from the sale of NIMO shares, the receipt of a development fee receivable at March 31, 1998 of $900,000 and net changes in assets and liabilities of $39,547,090.

During the current six-month period, the Company's financing activities resulted in a decrease in cash of $3,051,139, primarily due to the repayment of borrowings.

Investing activities during the current six-month period resulted in a decrease in cash of $291,573 due to the acquisition of property plant and equipment.

As previously discussed, the consummation of the MRA and related transactions and partnership operating results for the quarter ended June 30, 1998, resulted in the receipt of approximately $52 million and the NIMO Shares valued at approximately $69 million. The Company has, through October 28, 1998, sold 1,919,500 NIMO Shares resulting in cash proceeds of approximately $29.6 million and a gain of approximately $.9 million. In accordance with its established investment objectives and guidelines, the Company has invested surplus cash in money market funds and commercial paper. The Company's five PPAs with NIMO were terminated as a result of the consummation of the MRA and, consequently, there will be no significant future periodic distributions to the Company from the operations of the projects. Pending the consummation of the Meger described herein the Company expects that capital requirements for its operations and for repayment of long-term debt will be met by its current cash and short-term investment position.

Year 2000
_________

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

Except for capital expenditures associated with computer hardware and software upgrades which are planned for Fiscal 1999 and which may be partially Year 2000-related, the Company does not anticipate that the incremental expenses related to the Year 2000 issue for Fiscal 1999 will be material. Such incremental expenses incurred during Fiscal 1998 were not significant.

                         PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS
For a more extensive discussion of various legal proceedings in which the Company is involved, including the proceedings described below, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

***

The Company, through its partnership interest ("Partnership Interest") in Kamine/Besicorp Allegany L.P. ("KBA"), which owns the Allegany Cogeneration Facility (the "Facility"), is a participant in legal proceedings involving a power purchase agreement (the "Power Agreement") pursuant to which the Facility was to supply Rochester Gas & Electric Corp. ("RG&E") with power. The parties to these proceedings include, among others, RG&E, General Electric Capital Corp. ("GECC"), and Kamine Development Corp. Pursuant to a First Amended and Restated Plan of Reorganization (the "Plan") filed with the United States Bankruptcy Court for District of New Jersey (Case No. 95-28703(WT)), a settlement (the "Settlement Agreement") has been proposed pursuant to which, among other things, the Power Agreement will be terminated and the rights of KBA thereunder will be discharged. The Company will not generate any income from the Facility nor will it incur any liabilities (exclusive of amounts previously reserved) if the Settlement Agreement is consummated.

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

The Company has become a party to the Plan, Settlement Agreement and the Greenhouse Settlement and in connection therewith it has relinquished its interests in the Facility and the greenhouse and any and all of its claims against the other parties to these proceedings other than an administrative claim in the amount of $352,700 against KBA. The Company has been released from any and all claims the other parties may have against it except for claims that may be made (but are not pending) by Allegany Greenhouse, Inc. and its affiliates. The Company will not incur any material liabilities (other than amounts previously reserved) as a result of these settlements or these potential claims.

Item 5 - Other Events

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23 , 1998, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company shareholders will be entitled to receive $34.50 (the "Merger Consideration") in cash for each share of Besicorp Common Stock, subject in certain circumstances, to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to the Merger Consideration. Consummation of the Merger is subject to the satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"), a subsidiary of Besicorp, which at the time of the Spin-Off will, among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assume substantially all of the Company's liabilities. No assurance can be given that such transactions will be consummated.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibit 2.1    Agreement and Plan of Merger dated November 23, 1998
                        by and between Besicorp Group Inc., BGI Acquisition and BGI Acquisition Corp (excluding the exhibits and schedules thereto). The omitted schedules and exhibits are identified below.

                        Schedule or Exhibit       Description

                        Schedule  3.2.1           Lease Terms
                        Schedule  3.2.2           Schedule of Retained Assets
                                                  and Permitted Liabilities
                        Schedule  4.2.1           Subsidiaries
                        Schedule  4.2.4           Required Consents
                        Schedule  4.2.5           Stock
                        Schedule  4.2.6           Subsidiaries
                        Schedule  4.2.9           Liabilities
                        Schedule  4.2.14          Tax Returns
                        Schedule  4.2.15          Tax Liabilities
                        Schedule  4.2.16          Issues with Taxing Authorities
                        Schedule  4.2.17          Miscellaneous Tax Matters
                        Schedule  4.2.19          Contracts
                        Schedule  4.2.20          Partnership Contracts
                        Schedule  4.2.21          Plans
                        Schedule  4.2.23          Litigation
                        Schedule  4.2.25          Compliance with Laws
                        Schedule  4.2.27          Owned Real Estate
                        Schedule  4.2.28          Leased Premises
                        Exhibit   A               Form of Indemnification
                                                  Agreement
                        Exhibit   B               Form of Escrow Agreement
                        Exhibit   C               Form of Legal Opinion of
                                                  Purchaser's Counsel
                        Exhibit   D               Form of Legal Opinion of
                                                  Company's Counsel


         Exhibit  27       Financial Data Schedule

(b.)         Reports on Form 8-K

         On July 8, 1998, the Company filed a report on Form 8-K disclosing that it was a party to the consummation of the Master Restructuring Agreement on June 30, 1998 between Niagara Mohawk Power Corporation and 14 developers/owners of 27 independent power plants.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Besicorp Group Inc., Registrant

Date: November 23, 1998           /s/  Michael F. Zinn
                                       ---------------
                                       Michael F. Zinn
                                       President
                                       (principal executive officer)



Date:  November 23, 1998         /s/  Michael J. Daley
                                      ----------------
                                      Michael J. Daley
                                      Chief Financial Officer
                                     (principal financial officer)



Date:  November 23, 1998        /s/  James E. Curtin
                                     ----------------
                                     James E. Curtin
                                     Vice President and Controller

                                    (principal accounting officer)