Form 10QSB/A
period 1998-09-30
BESICORP GROUP INC
filed 1999-02-01
CIK 320443

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


                                       N/A
  -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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
Item 1 - FINANCIAL STATEMENTS


                      BESICORP GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                                                           September 30,1998           March 31,1998
                   ASSETS

Current Assets:
     Cash and cash equivalents                                           $        42,225,504      $          812,971
     Short-term investments                                                       10,994,537               1,056,778
     Investment in Niagara Mohawk Power Corporation common stock                  66,055,151                       0
     Trade accounts  receivable (less allowance for doubtful accounts of $68,929 and $23,000 as of September 30, 1998
          and March 31, 1998, respectively)                                          596,973                 369,539
     Due from affiliates                                                              61,035                 870,295
     Current portion of long-term notes receivable:
        Others (includes interest of $12,298 and $8,316, respectively)               124,649                 102,053
     Inventories                                                                   1,241,658                 944,013
     Deferred income taxes                                                            93,600                  93,600
     Other current assets                                                            293,734                 485,052
                                                                                ------------            ------------

        Total Current Assets                                                     121,686,841               4,734,301
                                                                                ------------            ------------
Property, Plant and Equipment:
     Land and improvements                                                           237,159                 237,159
     Buildings and improvements                                                    1,914,029               1,906,953
     Machinery and equipment                                                       1,509,949               1,226,115
     Furniture and fixtures                                                          247,365                 246,701
                                                                                ------------            ------------
                                                                                   3,908,502               3,616,928

        Less accumulated depreciation and amortization                             1,906,366               1,769,212
                                                                                ------------            ------------
        Net Property, Plant and Equipment                                          2,002,136               1,847,716
                                                                                ------------            ------------
Other Assets:
     Patents and trademarks, less accumulated
        amortization of $1,973 and $1,691, respectively                                8,391                   7,823
     Long-term notes receivable:
        Affiliates - Net of allowance of $555,276                                          0                       0
        Others - Net of allowance of $1,944,624                                       92,181                 129,886
     Due from affiliates                                                                   0                 375,000
     Investment in partnerships                                                   17,152,393                       0
     Deferred costs                                                                        0               1,316,693
     Deferred income taxes                                                         1,634,200                 916,600
     Other assets                                                                     78,356                 116,977
                                                                                ------------             -----------

        Total Other Assets                                                        18,965,521               2,862,979
                                                                                ------------             -----------
        TOTAL ASSETS                                                     $       142,654,498      $        9,444,996
                                                                                ============             ===========

See accompanying notes to consolidated financial statements.

                                        2



                                            BESICORP GROUP INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET
                                                          (unaudited)

                                                                           September 30,1998           March 31,1998


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                               $         1,262,636      $        1,403,504
     Current portion of long-term debt                                               136,746                 111,367
     Current portion of accrued reserve and warranty expense                         144,769                 152,891
     Taxes other than income taxes                                                   127,630                 114,811
     Income taxes payable                                                         48,136,426                 172,246
                                                                                  ----------               ---------
        Total Current Liabilities                                                 49,808,207               1,954,819

Investment in Partnerships                                                                 0                  33,870
Long-Term Accrued Reserve and Warranty Expenses                                      161,390                 152,402
Long-Term Debt                                                                       691,618               3,766,074
                                                                                  ----------              ----------
        Total Liabilities                                                         50,661,215               5,907,165
                                                                                  ----------              ----------


Shareholders' Equity:
     Common stock, $.10 par value: authorized
        5,000,000 shares; issued 3,234,958 shares                                    323,495                 323,495
     Additional paid-in capital                                                    5,445,530               5,492,072
     Retained earnings (deficit)                                                  87,842,255                (615,259)
                                                                                  ----------               ----------
                                                                                  93,611,280               5,200,308
     Less:  treasury stock at cost (265,763 shares and 278,234
        shares, respectively)                                                     (1,617,997)             (1,662,477)
                                                                                  ----------              -----------


        Total Shareholders' Equity                                                91,993,283               3,537,831
                                                                                 -----------              ------------


        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $       142,654,498      $        9,444,996
                                                                                 ===========              ============


See accompanying notes to consolidated financial statements.

                                                     BESICORP GROUP INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                  (unaudited)


                                                Three months ended September 30,          Six months ended September 30,
                                                 1998                      1997           1998                      1997
                                                 -----                    -----           -----                     -----
Revenues:
Product sales                               $  1,097,897              $  878,047        $ 2,085,690            $    2,268,666
Development and management fees                        0                 180,479          2,043,334                   908,006
Other revenues                                    46,643                  86,924            233,355                   135,383
Income from partnerships                     133,161,691               2,242,994        136,704,931                 4,989,602
Interest and other investment income           2,780,122                  48,330          2,824,932                    94,914
                                             -----------               ---------       ------------                ----------
               Total Revenues                137,086,353               3,436,774        143,892,242                 8,396,571
                                             -----------               ---------       ------------                ----------

Costs and Expenses:
Cost of product sales                          1,026,294                 877,685          1,966,269                 2,073,899
Selling, general and administrative expenses   3,942,666               1,982,570          5,830,355                 4,084,795
Interest expense                                  25,715                  99,489            120,098                   196,515
Other expense                                      8,373                  10,506              8,807                     8,347
                                             -----------              ----------        -----------                ----------
               Total Costs and Expenses        5,003,048               2,970,250          7,925,529                 6,363,556
                                             -----------              ----------        -----------                ----------
Income Before Income Taxes                   132,083,305                 466,524        135,966,713                 2,033,015

Provisions for Income Taxes                   46,186,257                 161,413         47,509,199                   700,203
                                             -----------              ----------        -----------                ----------
Net Income                                 $  85,897,048          $      305,111     $   88,457,514            $    1,332,812
                                             ===========              ==========        ===========                ==========

Basic Earnings per Common Share            $       28.94          $          .10     $        29.81            $          .45
                                             ===========              ==========        ===========                ==========

Basic Weighted Average Number of
Shares Outstanding (in Thousands)                  2,969                   2,947              2,967                     2,941
                                              ==========               =========       ============                ==========
Diluted Earnings per Common Share           $      28.30           $        0.10     $        29.16            $         0.44
                                              ==========               =========       ============                ==========
Diluted Weighted Average Number of
Shares Outstanding                                 3,036                   3,021              3,033                     3,013
                                              ==========               =========       ============                ==========
Dividends per Common Share                   $      NONE            $       NONE      $        NONE            $         NONE
                                              ==========               =========       ============                ==========


See accompanying notes to consolidated financial statements.

                      BESICORP GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                   Six months ended September 30,
                                                                                  1998                       1997
                                                                                ____________             ___________
Operating Activities:
     Net income                                                          $        88,457,514       $      1,332,812
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Deferred taxes                                                              (717,600)                     0
        Amortization of discounts on notes                                            (1,098)                (1,098)
        Provision for uncollectibles                                                  45,929                      0
        Realized and unrealized (gains) losses                                    (2,253,028)                 8,881
        Depreciation and amortization                                                137,435                146,972
        Partnership income recognized                                           (136,704,931)            (4,989,602)
        Distributions from partnerships                                          119,518,668              3,791,430
        Changes in assets and liabilities:
           Short-term investments                                                 (9,565,148)               (20,549)
           Investment in Niagara Mohawk Power Corporation
              common stock                                                       (64,174,734)                     0
           Accounts and notes receivable                                             927,105              1,383,289
           Inventory                                                                (297,644)               118,172
           Accounts payable and accrued expenses                                    (140,868)              (122,361)
           Taxes payable/refundable                                               47,976,999                312,595
           Other assets and liabilities, net                                       1,546,646               (322,183)
                                                                                ____________              ___________
     Net cash provided by operating activities                                    44,755,245              1,638,358
                                                                                ____________              ___________
Financing Activities:
     Increase in borrowings                                                                0               122,000
     Repayment of borrowings                                                      (3,049,077)             (179,726)
     Purchase of common stock                                                        (53,187)             (140,077)
     Issuance of common stock                                                         51,125               128,100
                                                                                _____________            ____________
     Net cash used by financing activities                                        (3,051,139)              (69,703)
                                                                                _____________            ____________
Investing Activities:
     Acquisition of property, plant and equipment                                   (291,573)             (204,495)
                                                                                _____________            _____________
     Net cash used by investing activities                                          (291,573)             (204,495)
                                                                                _____________            _____________
Increase in Cash and Cash Equivalents                                             41,412,533             1,364,160
Cash and Cash Equivalents - Beginning                                                812,971               210,533
                                                                                ____________             _____________
Cash and Cash Equivalents - Ending                                       $        42,225,504       $     1,574,693
                                                                                ============             =============
Supplemental Cash Flow Information:
     Interest  paid                                                      $           161,955       $       188,871
     Income taxes paid                                                               268,742               386,023

     Additions to property, plant, and equipment
        which were financed and not included above                       $                 0       $        66,375

         See accompanying notes to consolidated financial statements.



                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of September 30, 1998, and March 31, 1998; the results of operations for the three- and six-month periods ended September 30, 1998 and 1997; and the statement of cash flows for the corresponding six-month periods. MRA related income (as defined) has been included on the Statement of Operations in income from partnerships pending a determination as to what portion of that item should be reported as an extraordinary item.

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

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23, 1998, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company's shareholders will be entitled to receive $34.50 (the "Merger Consideration") in cash for each share of Besicorp Common Stock, subject, in certain circumstances, to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to the Merger Consideration. Consummation of the Merger is subject to the satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"), a subsidiary of Besicorp, which at the time of the Spin-Off will, among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assumed substantially all of the Company's liabilities. No assurance can be given that such transactions will be consummated.

C. Basic/Diluted Earnings per Common Share
Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. The dilution in the three-and six-month periods ended September 30, 1998 and September 30, 1997 is due to the net incremental effect of incentive stock options and warrants of 81,500 and 82,000, respectively.

D. The results of operations for the three- and six-month periods ended September 30, 1998 is not indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at September 30, 1998 and March 31, 1998, consist of:

                         September 30, 1998                   March 31, 1998
                         ------------------                   --------------
Assembly parts                $397,331                           $298,239
Finished goods                 844,327                            645,774
                            ------------                        ----------
                            $1,241,658                           $944,013
                            ==========                          =========

F. Deferred Costs
Deferred costs and reimbursable costs at September 30, 1998 and March 31, 1998 were as follows:


                                               Internal Costs                Third
                                         Payroll         Expenses         Party Costs             Total

    Balance March 31, 1998               $483,550        $217,511         $615,632            $1,316,693
           Additions                       75,504          11,851           43,716               131,071
           Write-offs                    (513,375)       (229,362)        (659,348)           (1,402,085)
           Reimbursements                 (45,679)        ________        ________               (45,679)
                                         ---------                                             ---------
    Balance September 30, 1998                 $0              $0               $0                    $0
                                         =========        ========        ========             =========


The Company decided to write off all deferred costs during the second quarter of Fiscal 1999 due to the uncertain nature of the development of the projects, due to the uncertain political and economic conditions in the countries where the projects are located (principally in India and Brazil), and the current trend in accounting principles regarding non-deferral of development expenses.

G.    Investments in Partnerships
At September 30, 1998, the Company had partnership interests in six completed gas-fired cogeneration plants located in New York State. At September 30, 1998 and March 31, 1998, the balance of recorded investments was comprised of the following:


                                                            September 30, 1998         March 31, 1998
                                                            ------------------         --------------

     Capital contributions and investments                  $2,976,813                 $2,976,813
     Partnership distributions                            (147,669,881)               (28,151,213)
     Recognized share of income (losses)                   161,845,461                 25,140,530
                                                           ------------               ------------

                                                           $17,152,393                  $(33,870)
                                                           ===========                  ==========



The aggregate financial position and results of operations for the partnerships as reported in the financial statements issued by the respective partnerships as at June 30, 1998 (unaudited) and December 31, 1997 (audited) and for the six months and year then ended were as follows:

                                                              Six Months Ended                    Year Ended
                                                               June 30, 1998                   December 31, 1997
                                                               -------------                   -----------------

         Total Partnerships:
         Assets                                                  $97,037,549                      $520,329,768
         Plant and equipment                                      19,100,000                       391,492,464
         Secured debt                                                 72,386                       508,289,568
         Partners' equity (deficit)                               63,989,664                       (17,572,222)
         Revenues                                                 99,393,319                       149,469,661
         Income                                                  307,007,634                        20,238,179

         Company's Share:
         Partners' equity (deficit)                               29,896,779                        (7,354,035)
         Income                                                  144,125,634                        10,113,516


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

The amounts pertaining to one partnership, which had been involved in extensive litigation, were excluded from the partnership's financial position and results of operations presented above. See "Part II; Item 1. Legal Proceedings."

The following schedule contains summarized financial information for each of the partnerships:


                                                         Besicorp Group Inc.
                                             Partnership Summary Financial Information
                                        As At June 30, 1998 and For the Six Months Then Ended


                                   Kamine/Besicorp          Kamine/Besicorp          Kamine/Besicorp          Kamine/Besicorp
                                   Carthage L.P.            So. Glens Falls L.P.     Natural Dam L.P.         Beaver Falls L.P.
                                   ____________________________________________________________________________________________
Cash                               $ 7,769,430              $ 15,517,947             $ 9,081,752              $ 14,288,163
Other Current Assets                 2,768,661                 3,004,560               1,851,232                 4,079,820
Property, Plant & Equipment          2,880,000                   640,000               2,880,000                 6,700,000
                                   ____________________________________________________________________________________________
Total Assets                       $13,418,091              $ 19,162,507            $ 13,812,984              $ 25,067,983
                                   ============================================================================================
Current Liabilities                $ 7,171,939              $  7,610,044            $  9,075,658              $  5,217,349
Long Term Liabilities                        -                         -                       -                         -
                                   ____________________________________________________________________________________________
Total Liabilities                    7,171,939                 7,610,044               9,075,658                 5,217,349
                                   ____________________________________________________________________________________________
Total Equity                         6,246,152                11,552,463               4,737,326                19,850,634
                                   ____________________________________________________________________________________________
Total Liabilities and Equity      $ 13,418,091             $  19,162,507           $  13,812,984             $  25,067,983
                                   ============================================================================================
Revenues                          $ 11,684,810             $  12,895,084           $  11,113,754             $  22,129,986
Expenses                             9,313,843                10,479,447               8,267,921                14,783,802
Other Income                        54,302,670                55,740,721              45,289,891                58,572,792
                                   ____________________________________________________________________________________________
Net Income                        $ 56,673,637             $  58,156,358           $  48,135,724             $  65,918,976
                                   ============================================================================================



                                Kamine/Besicorp            Kamine/Besicorp
                                Syracuse L.P.              GlenCarthage L.P.           Total
                                ________________________________________________________________
Cash                             $ 8,666,589               $ 6,311,619              $ 61,635,500
Other Current Assets               3,888,366                   709,410                16,302,049
Property, Plant & Equipment        6,000,000                         -                19,100,000
                                ________________________________________________________________
Total Assets                     $18,554,955              $  7,021,029              $ 97,037,549
                                ================================================================
Current Liabilities              $ 3,589,927              $    310,582              $ 32,975,499
Long Term Liabilities                      -                    72,386                    72,386
                                ________________________________________________________________
Total Liabilities                  3,589,927                   382,968                33,047,885
                                ________________________________________________________________
Total Equity                      14,965,028                 6,638,061                63,989,664
                                ________________________________________________________________
Total Liabilities and Equity     $18,554,955              $  7,021,029  $             97,037,549
                                ================================================================
Revenues                         $19,807,602              $ 21,762,083              $  99,393,319
Expenses                          14,918,180                10,212,617                 67,975,810
Other Income                      61,684,051                         -                275,590,125
                                _________________________________________________________________
Net Income                       $66,573,473              $ 11,549,466              $ 307,007,634
                                =================================================================


As previously disclosed, the Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("NIMO") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPAs") including the Company's five PPAs. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to NIMO, were terminated. As a result of the MRA and related transactions, and the operations of the project partnerships, the Company has received through September 30, 1998 (i) 4,615,770 shares of NIMO common stock (the "NIMO Shares") and (ii) net cash of approximately $59 million, of which approximately $8 million continues to be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the NIMO Shares on June 30, 1998 was $14.94 for an aggregate value of approximately $69 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment qualifies as trading securities, which are reported at fair value, with changes in fair value included in the operating statement. The value of the investment in NIMO shares of $66,055,151 reflected on the balance sheet at September 30, 1998 reflects 4,296,270 shares at a market price per share of $15.375. Through November 16, 1998, the Company had sold 1,919,500 shares of the NIMO shares, realizing net proceeds of approximately $29.6 million for a gain of approximately $.9 million. The remaining NIMO shares of 2,696,270, based on the closing price on that date of $15.25, have an aggregate value of approximately $41 million. Unrealized gains on the NIMO Shares were $1,880,417 at September 30, 1998 and realized gains for the three and six months ended September 30, 1998 were $329,169. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from NIMO was used to terminate most obligations with third parties, including lenders, lessors, fuel suppliers and transporters, thermal hosts, and others. The Company's share of these termination payments was approximately $290.

With the exception of development fees of $1.8 million received from the Kamine/Besicorp Beaver Falls L.P. ("Beaver Falls"), which were recognized as revenue during the first quarter of Fiscal 1999, development fees of $.9 million received from the Kamine/Besicorp Syracuse L.P. ("Syracuse"), which were recorded as a receivable from the project in Fiscal 1998, and certain cost reimbursements totaling $.8 million, the MRA and operating results proceeds were accounted for as partnership distributions.

During the three- and six- month periods ended September 30, 1998, the Company recorded income, which is non-recurring, of $133,161,691 and $136,704,931, respectively, predominantly as a result of the MRA and, to a minimal extent, the operating results of the project partnerships. These amounts give effect to write-downs, net to the Company of approximately $85 million, recorded to reflect the impaired value, based upon appraisals, of the Beaver Falls and Syracuse power plants due to the termination of the PPAs. With respect to the Kamine/Besicorp Carthage L.P.("Carthage"), Kamine/Besicorp South Glens Falls L.P. ("South Glens Falls"), and Kamine/Besicorp Natural Dam L.P. ("Natural Dam") which hold leasehold interests in three power plants, the income amounts reflect the expensing of all costs associated with the termination of those long-term leases reduced by the estimated proceeds, based on appraisal values, expected to be received upon the disposition of the facilities. The Company's share of the cost of the lease terminations was approximately $77 million. Since the power plant sales were consummated by the end of calendar 1998 (see "Subsequen Events" below), the Company does not expect that there will be further significant adjustments to the recorded income.

Subsequent Events
On December 7, 1998, the Company announced it had consummated the sales of the three leased power plants - Carthage Natural Dam and South Glens Falls. The Company holds partnership interests of 50 per cent in each of the projects. The Company's share of the net proceeds from these sales, which was received
on December 29, 1998,  was  approximately  $1.4  million,   $1.9  million,   and
$1.9  million, respectively.

On December 14, 1998, the Company announced it had consummated the sale of the Syracuse power plant. The Company holds a partnership interest of 35.715 per cent in the project. The Company's share of the net proceeds from this sale, which was received on December 29, 1998, was approximately $2.3 million.

On December 22, 1998, the Company announced it had consummated the sale of the Beaver Falls power plant. The Company holds a partnership interest of 50.2 per cent in the project. The Company's share of the net proceeds from this sale, which was received on December 29, 1998, was approximately $3.2 million.

H.    Notes Receivable
The Company has settled litigation involving a project partnership. See "Part II; Item 1 - Legal Proceedings." As a result, the Company will be unable to recover combined loans of $2.5 million to the project and adjacent steam host. The Company had established reserves during the year ended March 31, 1998 to cover such losses.

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

                                         Project              Product
September 30, 1998                       Segment              Segment            Eliminations              Total
------------------                       --------            ---------           -------------             ------

Net revenues                         $141,602,329            $2,289,913                                    $143,892,242
Net income (loss)                      89,392,241              (934,727)                                     88,457,514
Identifiable assets                   293,413,279             2,509,803           $(153,268,584)            142,654,498
Capital expenditures                      146,569               145,004                                         291,573
Depreciation and amortization              92,805                44,630                                         137,435

September 30, 1997

Net revenues                           $6,019,664            $2,376,907                                      $8,396,571
Net income (loss)                       2,428,933            (1,096,121)                                      1,332,812
Identifiable assets                    42,445,663             3,769,387            $(34,130,688)             12,084,362
Capital expenditures                       50,958               153,537                                         204,495
Depreciation and amortization              91,538                55,434                                         146,972


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

Second Quarter Developments and Subsequent Events
As previously disclosed, the Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("NIMO") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPAs") including the Company's five PPAs. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to NIMO, were terminated. As a result of the MRA and related transactions, and the operations of the project partnerships, the Company has received through September 30, 1998 (i) 4,615,770 shares of NIMO common stock (the "NIMO Shares") and (ii) net cash of approximately $59 million, of which approximately $8 million continues to be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the NIMO Shares on June 30, 1998 was $14.94 for an aggregate value of approximately $69 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment qualifies as trading securities, which are reported at fair value, with changes in fair value included in earnings. The value of the investment in NIMO shares of $66,055,151 reflected on the balance sheet at September 30, 1998 reflects 4,296,270 shares at a market price per share of $15.375. Through November 16, 1998, the Company had sold 1,919,500 shares of the NIMO shares, realizing net proceeds of approximately $29.6 million for a gain of approximately $.9 million. The remaining NIMO shares of 2,696,270, based on the closing price on that date of $15.25, have an aggregate value of approximately $41 million. Unrealized gains on the NIMO Shares were $1,880,417 at September 30, 1998 and realized gains for the three and six months ended September 30, 1998 were $329,169. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from NIMO was used to terminate most obligations with third parties, including lenders, fuel suppliers and transporters, thermal hosts, and others. The Company's share of these termination payments was approximately $290 million.

With the exception of development fees of $1.8 million received from the Kamine/Besicorp Beaver Falls L.P. ("Beaver Falls"), which were recognized as revenue during the first quarter of Fiscal 1999, development fees of $.9 million received from the Kamine/Besicorp Syracuse L.P. ("Syracuse"), which were recorded as a receivable from the project in Fiscal 1998, and certain cost reimbursements totaling $.8 million, the MRA and operating results proceeds were accounted for as partnership distributions.

During the three- and six- month periods ended September 30, 1998, the Company recorded income, which is non-recurring, of $133,161,691 and $136,704,931, respectively, predominantly as a result of the MRA and, to a minimal extent, the operating results of the project partnerships. These amounts give effect to write-downs, net to the Company of approximately $96 million, recorded to reflect the impaired value , based upon appraisals, of the Beaver Falls and Syracuse power plants due to the termination of the PPAs. With respect to the Kamine/Besicorp Carthage L.P., Kamine/Besicorp South Glens Falls L.P., and Kamine/Besicorp Natural Dam L.P. which hold leasehold interests in three power plants, the income amounts reflect the expensing of all costs associated with the termination of those long-term leases reduced by the estimated proceeds, based on appraisal values, to be received upon the disposition of the facilities.. The Company's share of the cost of the lease terminations was approximately $77 million. Since the power plant sales were consummated by the end of calendar 1998, the Company does not expect that there will be further significant adjustments to the recorded income.

In December 1998, the partnerships in which the Company has interests consummated contracts to sell the Carthage, South Glens Falls, Natural Dam, Syracuse, and Beaver Falls plants. See Footnote G "Invest in Partnership" Subsequent Events. The Company's share of the net proceeds to be received from these sales is estimated to be approximately $10.7 million. As a result of the sale of the power plants and the assumption by the buyer of the ongoing project obligations, approximately $6 million of the $8 million previously reserved by the Company with respect to its share of the MRA and operating proceeds retained by the project partnerships will be released to the Company by the partnerships.

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23, 1998, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company's shareholders will be entitled to receive $34.50 (the "Merger Consideration") in cash for each share of Besicorp Common Stock, subject, in certain circumstances, to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to the Merger Consideration. Consummation of the Merger is subject to the satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"), a subsidiary of Besicorp, which at the time of the Spin-Off will, among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assumed substantially all of the Company's liabilities. No assurance can be given that such transactions will be consummated.

REVENUES
Consolidated
Consolidated revenues increased by $133,649,579, to $137,086,353 during the three months ended September 30, 1998, as compared to $3,436,774 during the three months ended September 30, 1997. Consolidated revenues for the six months ended September 30, 1998 increased by $135,495,671 to $143,892,242, as compared to $8,396,571 during the six months ended September 30, 1997.

Project Segment
Development and Management Fees. There were no revenues attributable to development and management fees for the Company's independent power projects ("Project Segment") during the three months ended September 30, 1998. The Company earned $180,479 in management fees during the three months ended September 30, 1997. As a result of the MRA consummation and the resulting termination of the PPAs, the Company will no longer receive management fee or development fee income from the related project partnerships.

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

Product Segment
Product Sales. Revenues for the Company's energy technology products (the "Product Segment") sales activities during the three-month period ended September 30, 1998 increased by $219,850 to $1,097,897, as compared to $878,047 for the three months ended September 30, 1997. The increase for the period is due to an increase of $387,295 in sales of solar electric products. That increase was partially offset by a decrease of $167,445 in sales of solar thermal and heat transfer products.

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

Other Revenues. Other revenues derived from the Project and Product Segments decreased by $40,281 for the three-month period ended September 30, 1998 and increased by $97,972 for the six-month period ended September 30, 1998 versus the same periods last year. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority, Northrup Grumman Corporation, and Motorola, Inc. in accordance with funding agreements with the Company. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.

COSTS AND EXPENSES
Cost of Product Segment Sales
Cost of product sales for the three-month periods ended September 30, 1998 and 1997 was $1,026,294 and $877,685, respectively, or 93% and 100% of revenues attributable to product sales. During the six-month periods ended September 30, 1998 and 1997, cost of product sales was $1,966,269 and $2,073,899, respectively, or 94% and 91% of revenues attributable to product sales. The decrease in the quarter ended September 30, 1998 is due primarily to efficiencies achieved in the photovoltaic product manufacturing process. For the six months ended September 30, 1998, the increase in cost of sales percentage is due primarily to the discontinuance of the solar thermal and heat transfer product lines which had lower costs of sales historically. This was partially offset by the effect of the manufacturing efficiencies referenced above.

Costs of Project Segment Development and Management Fees
Other than the settlement of deferred costs in conjunction with potential project closings, there are no current specific costs and expenses identified with development and management fee revenue. Costs and expenses associated with this segment are the normal selling, general, and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated. Selling, general, and administrative expenses ("SG&A") increased by $1,960,096, or 99%, to $3,942,666 for the three-month period ended September 30, 1998, as compared to $1,982,570 for the three-month period ended September 30, 1997. During the six-month period ended September 30, 1998, SG&A increased by $1,745,560 to $5,830,355, as compared to $4,084,795 for the six-month period ended September 30, 1997, an increase of 43%. As discussed below, small decreases in the Product Segment partially offset increases in the Project Segment.

Project Segment. For the Project Segment, SG&A for the three-month periods ended September 30, 1998 and September 30, 1997 was $3,324,058 and $1,267,993,
respectively, representing 84% and 64% of the total SG&A. SG&A for the six-month periods ended September 30, 1998 and September 30, 1997 was $4,592,975 and
$2,687,471, respectively, representing 79% and 66% of the total SG&A. The increases of $2,056,065 and $1,905,504 in the respective current three- and six-month periods are primarily due to the write-off of project costs previously deferred of $1,402,085 due to the uncertain political and economic conditions in the countries where the projects are located (principally in India and Brazil), and the current trend in accounting principles regarding non-deferral of development expenses, and increased compensation expense of $1,286,386, primarily the result of incentive compensation paid in connection with the MRA consummation. These increases were partially offset by certain cost reimbursements of $613,113 received during the second quarter of Fiscal 1999 in connection with the MRA consummation.

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

Interest Expense
Interest expense for the three-month period ended September 30, 1998 decreased by $73,774 to $25,715, as compared to $99,489 for the three-month period ended September 30, 1997. Interest expense for the six-month period ended September 30, 1998 decreased by $76,417 to $120,098 compared to $196,515 for the six-month period ended September 30, 1997. The decrease in the both the three- and six-month periods is due primarily to the payment on July 10, 1998 of the $3 million Working Capital Loan from Stewart and Stevenson, Inc. ("S&S").

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

During the six months ended September 30, 1998, cash of $44,755,245 was provided from operations. The net income of $88,457,514, when adjusted for non-cash revenue/expense items of $139,493,293, including income from partnerships of $136,704,931, resulted in a cash decrease of $51,035,779. Major factors offsetting this cash decrease included cash distributions from the partnerships of $50,570,604, proceeds of $5,092,744 from the sale of NIMO shares, the receipt of a development fee receivable at March 31, 1998 of $900,000, and net changes in assets and liabilities of $39,547,090.

During the current six-month period, the Company's financing activities resulted in a decrease in cash of $3,051,139, primarily due to the repayment of borrowings.

Investing activities during the current six-month period resulted in a decrease in cash of $291,573 due to the acquisition of property, plant and equipment.

As previously discussed, the consummation of the MRA and related transactions and partnership operating results for the quarter ended June 30, 1998, resulted in the receipt of approximately $52 million and the NIMO Shares valued at approximately $69 million. As previously discussed, the Company has, through October 28, 1998, sold 1,919,500 NIMO Shares resulting in cash proceeds of approximately $29.6 million and a gain of approximately $.9 million. In accordance with its established investment objectives and guidelines, the Company has invested surplus cash in money market funds and commercial paper.
The Company's five PPAs with NIMO were terminated as a result of the consummation of the MRA and, consequently, there will be no significant future periodic distributions to the Company from the operations of the projects. Pending the consummation of the Merger described herein, the Company expects that capital requirements for its operations and for repayment of long-term debt will be met by its current cash and short-term investment position.

Year 2000
Many existing computer systems and software applications use two digits, rather than four, to record years, i.e., "98" instead of "1998." Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions, including, among other things, a temporary inability to process transactions, send invoices, determine whether payments have been received or engage in similar normal business activities. This is known as the Year 2000 issue.

The Company relies on computer hardware, software, and related technology primarily in its internal operations, such as billing and accounting. During Fiscal 1998, the Company formed a Year 2000 Management Committee to address the potential financial and business consequences of Year 2000 issues, such as the disruptions mentioned above, the failure to receive essential supplies and services or the loss of customers, with respect to both the Company's hardware, software, applications and interfaces (collectively, "IT Systems") and non-information technology systems such as telemetry, security, power and transportation (collectively, the "Non-IT Systems"). In general, the Year 2000 Management Committee is dividing its efforts with respect to both the IT Systems and the Non-IT Systems into three phases: (1) inventory and assessment ("Phase One"), (2) strategy and contingency planning ("Phase Two") and (3) upgrades, conversions and other solutions ("Phase Three").

With respect to the IT Systems, the Company has completed its evaluation of its hardware, software and other IT Systems and decided to migrate from a 486 PC environment to an Intel Pentium environment. Thus the efforts are now in Phase Three. To date all workstations and financial software have been replaced. Microsoft Office Suite software and back-up software has been upgraded, virus protection software is now Year 2000 compliant, and New Year 2000 compliant servers have been installed. To complete Phase Three, the Company will upgrade accounting software, e-mail exchange servers, internet proxy server, and all other servers to NT 4.0, upgrade all workstations to Windows 98, send second notices to IT Systems vendors that have not responded to the Company's request to receive written certification and begin to seek replacement vendors, if necessary. The Company expects to complete Phase Three by July 1999.

With respect to the Non-IT Systems, the Partnerships are responsible for the day-to-day management of the Power Plants, so the Year 2000 Management Committee restricted its efforts to the photovoltaic business, other operations unrelated to the Power Plants, and administration. The Company relies on outside providers for its basic needs such as electricity, telephone service and other utilities. As part of its evaluation of its Non-IT Systems, the Year 2000 Management Committee contacted the utilities and other suppliers. Phase One has been completed and the Year 2000 Management Committee is studying the results in its efforts to determine what, if anything, will be required to prepare the Non-IT Systems for the Year 2000 and to assure itself that utility services will not be interrupted. The Year 2000 Management Committee expects to complete Phase Two by April 1999 and Phase Three by July 1999.

The Company is also communicating with its vendors, suppliers, and customers to both monitor and encourage their respective remedial efforts regarding Year 2000 issues. The Company is in the process of contacting by letter or phone all of its significant vendors and suppliers and its largest customers to determine the extent to which the Company's systems might be vulnerable as a result of third parties' failure to resolve their own Year 2000 issues. The Company is concerned about receiving all necessary utility services; in addition, the Company's photovoltaic business is dependent on components provided by photovoltaic module suppliers. Since failure by vendors and suppliers to successfully address their Year 2000 issues could result in delays in their providing various products and services to the Company, the Company will seek replacement vendors as is necessary to assure availability of products and services. Failure by customers could disrupt their ability to maximize their use of the Company's products and services and lead to a reduction in revenues; therefore, the Company will send a newsletter to its product customers to help develop each customer's awareness of Year 2000 issues and their implications.

So long as the Company's efforts to become Year 2000 compliant continue on schedule, the Year 2000 Management Committee believes that its internal operations will not be affected by Year 2000 problems. The Company does not rely solely on its IT Systems in order to produce products it sells or to develop project opportunities. In fact, in July 1998, the Company's IT Systems temporarily ceased to function due to a lightning strike that destroyed many components of the system, and while inconvenienced, the business operated, deadlines were met , and relationships were cultivated. The Company expects to complete its upgrade and replacement purchases by the first half of calendar 1999. Testing is underway and will continue through January 2000.

There can be no assurance that year 2000 problems of third parties upon which the Company's systems and operations rely will not have a material adverse effect on the Company's operating results or financial condition. However, the Company does not anticipate any adverse impact on its business due to a lack of availability of supplies or difficulties of customers. Therefore, short of any third party disaster that the Company is unable to control and for which the Company cannot develop contingency plans, such as the failure of a utility providing power or telecommunications, the Company does not believe its business will be detrimentally impacted by potential Year 2000 problems.

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

                           PART II - OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibit 2.1 Agreement and Plan of Merger dated November 23, 1998 by and between Besicorp Group Inc., BGI Acquisition LLC and BGI Acquisition Corp. (excluding the exhibits and schedules thereto). The omitted schedules and exhibits are identified below.

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

(b)      Reports on Form 8-K

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


                                    Besicorp Group Inc., Registrant


Date: February 1, 1999              By:  /s/ Michael F. Zinn
                                             Michael F. Zinn
                                             President
                                             (principal executive officer)



Date: February 1, 1999              By:  /s/ Michael J. Daley
                                             Michael J. Daley
                                             Chief Financial Officer
                                             (principal financial officer)



Date: February 1, 1999              By:  /s/ James E. Curtin
                                             James E. Curtin
                                             Vice President and Controller
                                             (principal accounting officer)