Form 10KSB/A
period 1998-03-31
BESICORP GROUP INC
filed 1999-02-02
CIK 320443

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 Form 10-KSB/A/2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
For the  fiscal  year ended  March 31, 1998  Commission file number 0-9964

                               BESICORP GROUP INC.
                 (Name of small business issuer in its charter)

          New York                                     14-1588329
(State or other jurisdiction of              (Internal Revenue Service Employer
incorporation or organization)                Identification No.)

1151 Flatbush Road, Kingston, N.Y.                     12401
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

On August 1, 1996 Niagara Mohawk Power Corporation ("NIMO") offered to terminate 44 of the power purchase agreements ("PPA's") with 19 independent power producers ("IPP's"), including the five contracts held by the Company's partnerships On March 10, 1997 an agreement in principle was announced whereby NIMO would restructure or terminate the 44 PPA's. On July 10, 1997 it was announced that a master restructuring agreement ("MRA") was entered into between NIMO and 16 IPP's holding 29 PPA's, including the Company's five PPA's, formalizing the agreement in principle with respect to those parties. The IPP's will receive combinations of cash and common stock. Certain IPP's also will enter into restructured contracts. On September 25, 1997 NIMO announced that it had reached an agreement with the staff of the New York Department of Public Service on a rate and restructuring plan (including recommended approval of the MRA). After a series of hearings and testimony by interested parties, on December 29, 1997 the assigned administrative law judge recommended approval of the rate and restructuring plan with some modifications. On February 24, 1998 the Public Service Commission of the State of New York ("PSC") approved the MRA, and, on March 20, 1998, it issued an Opinion and Order Adopting Terms of Settlement Subject to Modifications and Conditions which NIMO accepted on April 2, 1998. On May 8, 1998 NIMO announced that third party conditions had been satisfied or waived by 14 IPP's holding 27 PPA's, including the five PPA's held by the Company, and, on May 14, 1998 NIMO's Board of Directors approved the MRA. The closing date of the MRA is projected to be June 30, 1998 but remains subject to approval by NIMO's common stockholders of both the increase in the number of authorized shares of common stock and the issuance of common stock to the IPP's pursuant to the MRA.

On April 13, 1998 Norcen Energy Resources Limited ("Norcen"), a Canadian corporation which supplies natural gas to the Natural Dam, Syracuse and Beaver Falls cogeneration facilities in which the Company holds partnership interests ranging from 35.715% to 50.2%, initiated a civil complaint against those partnerships and NIMO alleging breach of contract and tortious interference with contracts related to the Partnerships' gas purchase agreements with regard to the Partnerships' participation in the MRA with NIMO. At the time the complaint was received, the Partnerships were negotiating with Norcen regarding payment in consideration of termination of the gas purchase agreements. The complaint requested not less than $200 million from the defendants and $600 million from NIMO as punitive damages. The Company does not believe that any breach of contract or tortious interference with contracts occurred. On May 5, 1998 the Partnerships entered into Termination and Settlement Agreements with Union Pacific Resources, Inc., as successor by amalgamation to Norcen, which provided for the complaint to be withdrawn subject to conditions including the three Partnerships consummating the MRA and making the agreed-upon payments for terminating the gas purchase agreements. The Company's share of the total termination costs was approximately $57 million.

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

The inability of the Facility to maintain QF status could have a material adverse effect on the operations of the Facility. The Company is uncertain as to what effect this development may have on its operations. No adjustments have been made to the financial statements due to the uncertainty of this matter.

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

On April 10, 1998 the New York State Supreme Court dismissed a shareholder derivative suit brought against certain current and former executive officers and directors of the Company. The Court ruled that the plaintiff in the lawsuit, John Bansbach, was precluded from initiating suit because he failed to make a demand upon the Company's Board of Directors to initiate legal proceedings before he commenced suit. The suit sought to impose damages upon certain current and former Besicorp officers and directors arising out of the Company's defense of itself and Michael F. Zinn, against charges of campaign finance and tax law violations relating to the 1992 campaign of Congressman Maurice Hinchey. The plaintiff has filed an appeal (see Item 3. Legal Proceedings).

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

Consummation of the MRA may result in the receipt of substantial proceeds by the project partnerships and, as a result, significant gains for the Company. Such consummation would also result in the termination of the PPA's and, as a result, termination of future periodic ownership distributions and future earnings to the Company from the operations of the projects. Should the MRA not be consummated, the PPA's will remain in place, but certain events involving NIMO's financial viability could occur which could impact its ability to continue making payments pursuant to the PPA's. Any such interruption or termination of payments to the project partnerships could hinder the Company's ability to continue operating as a going concern. However, the ultimate impact on the Company cannot presently be determined.

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

During Fiscal 1998 SG&A increased by $740,006 compared to Fiscal 1997. The primary reasons for the increase are the increase in the write-off of project costs previously deferred of $519,293, the judgment of $126,750 paid in connection with the Tecogen litigation (see Item 3. Legal Proceedings), the write-down of property by $141,468 to its estimated net realizable value in connection with the discontinuance of the Company's solar thermal and heat transfer technology product lines, and increased Board of Directors compensation and related expenses of $241,529. The write-off of deferred project costs occurred on projects whose completion was considered by management to be unlikely and, accordingly, the Company does not intend to pursue such projects. These increases were partially offset by a net decrease in professional fees of $276,814, primarily the result of the reversal of a reserve of $200,000 previously established for legal fees and other expenses incurred in connection with the Federal Criminal Proceeding and a reduction in legal expenses of $186,000, representing the agreed reimbursement to the Company of legal fees paid on behalf of the Company's Chairman, Chief Executive Officer and President, Michael F. Zinn. Partially offsetting these decreases in legal fees was an increase in consulting fees of $114,746, primarily the result of expenses incurred in connection with the solicitation of participants for a possible business combination (see Recent Developments and Subsequent Events).

During Fiscal 1997 SG&A increased by $1,587,073 compared to Fiscal 1996. Factors contributing to the increase include legal fees and other expenses of $821,066 incurred in connection with the Federal Criminal Proceeding (see Item 3. Legal Proceedings). Other legal fees increased by $82,142 during Fiscal 1997, due primarily to the Lichtenberg shareholder derivative lawsuit (see Item 3. Legal Proceedings). The Company also experienced an increase in other professional fees of $132,574. Also contributing to the increased selling, general and administrative expenses in Fiscal 1997 was an increase in consulting fees of $237,019, including finders fees of $127,557 incurred in connection with the Company's receipt of cash distributions from certain projects, the write-off of project costs previously deferred of $264,815, and an increase of $43,356 in gross receipts taxes. The write-off of deferred project costs occurred on projects whose completion was considered by management to be unlikely and, accordingly, the Company does not intend to pursue such projects.

The Company's policy concerning remuneration of its executive and development staff is to pay base salaries plus discretionary bonuses upon the completion of transactions that create revenue and/or equity interests that are expected to benefit the Company.

Product Segment
SG&A for the Product Segment for Fiscal Years 1998, 1997 and 1996 were $2,930,334, $2,330,546 and $2,145,820, respectively, representing 31%, 28% and
33% of the consolidated totals. The increase in Fiscal 1998 is due primarily to increased compensation expense of $535,652 resulting from the addition of several management positions, as well as increases in the sales and marketing support staff of the Company's solar electric business. Increased solar electric advertising and promotional expenses of $73,741 and increased research and development spending of $50,365 during the year also contributed to higher SG&A expenses. The increase in Fiscal 1997 is due primarily to an increase in research and development expenses of $220,578.

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

Other Expense
Other expense increased during Fiscal 1998 to $2,513,548 from $0 for both Fiscal 1997 and 1996, due primarily to the Company's decision to reserve for the possible uncollectibility of the combined loan of $2,500,000 to KBA and AGI (see "Recent Developments" and "Note 4a. Notes Receivable).

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

Cash of $1,042,282 was provided by operating activities in Fiscal 1998. The net income of $195,386, when adjusted for non-cash revenue/expense items of $6,681,575, including income from partnerships of $10,058,849 and the reserve of $2,500,000 for the possible uncollectibility of the combined loans to KBA and AGI, resulted in a cash loss of $6,486,189. The major factor offsetting this cash loss was distributions from partnerships of $7,533,437.

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

The Company expects that capital requirements for its operations, for repayment of long-term debt and for project development costs will be met by its current cash and short-term investment position as well as by anticipated cash flows from ownership distributions from operations of the projects and the anticipated cash flows from projects currently under development, and by future borrowings against project interests and other corporate financings, as available. As previously discussed, consummation of the MRA may result in the receipt of substantial proceeds by the project partnerships at the time of closing and would also result in the termination of the PPA's and, as a result, termination of future periodic ownership distributions to the Company from the operations of the projects. Should the MRA not be consummated, the PPA's will remain in place, but certain events involving NIMO's financial viability could occur which could impact its ability to continue making payments pursuant to the PPA's. Any such interruption or termination of payments to the project partnerships could hinder the Company's ability to continue operating as a going concern. However, the ultimate impact on the Company cannot presently be determined.

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

SIGNATURES

Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

BESICORP GROUP INC., Registrant


By:      /s/ Michael F. Zinn
             Michael F. Zinn
             President
            (principal executive officer)

Dated:  February 1, 1999



Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


SIGNATURES:


By:      /s/ Michael J. Daley
             Michael J. Daley
             Chief Financial Officer
            (principal financial officer)

Dated:   February 1, 1999



By:      /s/ James E. Curtin
             James E. Curtin
             Vice President, Controller
            (principal accounting officer)

Dated:   February 1, 1999