Form 10QSB
period 1998-12-31
BESICORP GROUP INC
filed 1999-02-18
CIK 320443

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1998            Commission file number 0-9964



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


                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes __X__  No____

Common stock outstanding as of February 3, 1999                        3,038,935

Transitional Small Business Disclosure Format        Yes______        No ___X___

PART 1  -  FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS

                                                                       BESICORP GROUP INC. AND SUBSIDIARIES

                                                                             CONSOLIDATED BALANCE SHEET
                                                                                        (unaudited)


                                                                                December 31, 1998         March 31,1998
                    ASSETS
Current Assets:
     Cash and cash equivalents                                                  $110,439,930             $    812,971
     Short-term investments                                                          879,301                1,056,778
     Investment in Niagara Mohawk Power Corporation common stock                  22,161,716                        0
     Trade accounts  receivable (less allowance for doubtful accounts of $68,929 and $23,000 as of December 31, 1998
     and March 31, 1998, respectively)                                               603,401                  369,539
     Due from affiliates                                                              64,223                  870,295
     Current portion of long-term notes receivable:
        Others (includes interest of $16,950 and $8,316, respectively)               127,919                  102,053
     Inventories                                                                   1,166,673                  944,013
     Deferred income taxes                                                            93,600                   93,600
     Other current assets                                                            287,984                  485,052

        Total Current Assets                                                     135,824,747                4,734,301

Property, Plant and Equipment:
     Land and improvements                                                           237,159                  237,159
     Buildings and improvements                                                    1,914,029                1,906,953
     Machinery and equipment                                                       1,546,587                1,226,115
     Furniture and fixtures                                                          247,364                  246,701

                                                                                   3,945,139                3,616,928

        Less accumulated depreciation and amortization                             1,980,261                1,769,212

        Net Property, Plant and Equipment                                          1,964,878                1,847,716

Other Assets:
     Patents and trademarks, less accumulated
        amortization of $2,131 and $1,691, respectively                                9,011                    7,823
     Long-term notes receivable:
        Others                                                                        94,112                  129,886
     Due from affiliates                                                                   0                  375,000
     Investment in partnerships                                                    4,444,233                        0
     Deferred costs                                                                        0                1,316,693
     Deferred income taxes                                                           634,200                  916,600
     Other assets                                                                     77,645                  116,977


        Total Other Assets                                                         5,259,201                2,862,979

        TOTAL ASSETS                                                            $143,048,826            $   9,444,996


See accompanying notes to consolidated financial statements.




                                                                   BESICORP GROUP INC. AND SUBSIDIARIES

                                                                             CONSOLIDATED BALANCE SHEET
                                                                                     (unaudited)


                                                                                December 31, 1998         March 31,1998


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                      $    1,319,611             $1,403,504
     Current portion of long-term debt                                                  11,700                111,367
     Current portion of accrued reserve and warranty expense                           140,305                152,891
     Taxes other than income taxes                                                     114,541                114,811
     Income taxes payable                                                           47,947,538                172,246

        Total Current Liabilities                                                   49,533,695              1,954,819

Investment in Partnerships                                                                   0                 33,870
Long-Term Accrued Reserve and Warranty Expenses                                        167,934                152,402
Long-Term Debt                                                                         123,608              3,766,074

        Total Liabilities                                                           49,825,237              5,907,165



Shareholders' Equity:
     Common stock, $.10 par value: authorized
        5,000,000 shares; issued 3,234,958 shares                                     323,495                323,495
     Additional paid-in capital                                                     5,565,352              5,492,072
     Retained earnings (deficit)                                                   88,948,053               (615,259)

                                                                                   94,836,900              5,200,308
     Less:  treasury stock at cost (265,023 shares and 278,234
        shares, respectively)                                                      (1,613,311)            (1,662,477)



        Total Shareholders' Equity                                                 93,223,589              3,537,831



        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 143,048,826       $      9,444,996






See accompanying notes to consolidated financial statements.








                                                           BESICORP GROUP INC. AND SUBSIDIARIES


                                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                                        (unaudited)


                                                             Three months ended December 31,       Nine months ended December 31,
                                                                1998           1997                  1998              1997
                                                             ______________________________        _______________________________
Revenues:
     Product sales                                           $ 1,187,805     $  788,193           $3,273,495         $3,056,859
     Development and management fees                                   0        162,133            2,043,334          1,070,139
     Other revenues                                              184,064        102,320              417,419            237,703
     Income from partnerships                                  2,233,382      2,418,708          138,938,314          7,408,310
     Interest and other investment income                      2,388,024         39,700            5,212,956            134,614
                                                               _________      _________          ___________         __________
                  Total Revenues                               5,993,275      3,511,054          149,885,518         11,907,625
                                                               _________      _________          ___________         __________
Costs and Expenses:
     Cost of product sales                                     1,155,438        776,517           3,121,707          2,850,416
     Selling, general and administrative expenses              2,989,889      2,406,166           8,820,244          6,490,961
     Interest expense                                             13,238        207,619             133,336            404,134
     Other expense                                                    24             40               8,832              8,387
                                                               _________      _________          __________          _________
                  Total Costs and Expenses                     4,158,589      3,390,342          12,084,119          9,753,898
                                                               _________      _________          __________          _________

Income Before Income Taxes                                     1,834,686        120,712         137,801,399          2,153,727

Provision (Credit) for Income Taxes                              728,888        (68,802)         48,238,087            631,402
                                                              __________      _________         ___________          _________
Net Income                                                   $ 1,105,798     $  189,514        $ 89,563,312        $ 1,522,325
                                                              ==========      =========         ===========          =========

Basic Earnings per Common Share                              $       .37     $     .06         $     30.16         $       .52
                                                              ==========      =========         ===========          =========
Basic Weighted Average Number of Shares Outstanding
(in Thousands)                                                     2,969         2,957               2,968               2,946
                                                              ==========      ========          ===========          =========
Diluted Earnings per Common Share                            $       .36    $      .06        $      29.52         $       .51
                                                              ==========      ========          ===========          =========
Diluted Weighted  Average Number of Shares Outstanding
(in Thousands)                                                     3,036         3,016               3,034               3,003
                                                              ==========      ========          ===========          =========
Dividends per Common Share                                          NONE          NONE                NONE                NONE
                                                              ==========      ========          ===========          =========
See accompanying notes to consolidated financial statements.




                                                                 BESICORP GROUP INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                            (unaudited)


                                                                                  Nine months ended December 31,
                                                                                   1998                  1997
                                                                                  ______________________________

Operating Activities:
     Net income                                                                 $  89,563,312        $  1,522,325
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Deferred income taxes                                                         282,400             44,373
        Amortization of discounts on notes                                             (1,647)            (1,647)
        Provision for uncollectibles                                                   45,929
        Depreciation and amortization                                                 211,488            216,855
        Realized and unrealized losses                                             (3,740,136)             9,620
        Partnership income recognized                                            (138,938,314)        (7,408,310)
        Distributions from partnerships                                           134,460,210          5,482,429
        Changes in assets and liabilities:
            Short-term investments                                                    316,016           (32,806)
            Investment in Niagara Nohawk Power Corporation
                  common stock                                                    (18,560,119)
            Accounts and notes receivable                                             912,838         1,495,424
            Inventory                                                                (222,659)           40,100
            Accounts payable and accrued expenses                                     (83,894)         (286,661)
            Taxes payable                                                          47,899,522           182,298
            Other assets and liabilities, net                                       1,554,411          (587,838)
     Net cash provided by operating activities                                    113,699,357           676,162

Financing Activities:
     Increase in borrowings                                                                 0           247,000
     Repayment of borrowings                                                       (3,742,133)         (209,061)
     Purchase of common stock                                                         (53,187)         (140,077)
     Issuance of common stock                                                          51,133           128,100
     Net cash provided (used) by financing activities                              (3,744,187)           25,962

Investing Activities:
     Acquisition of property, plant and equipment                                    (328,211)         (262,654)
     Net cash used by investing activities                                           (328,211)         (262,654)

Increase in Cash and Cash Equivalents                                             109,626,959           439,470
Cash and Cash Equivalents - Beginning                                                 812,971           210,533
Cash and Cash Equivalents - Ending                                              $ 110,439,930       $   650,003

Supplemental Cash Flow Information:
     Interest  paid                                                             $     175,226      $    287,225
     Income taxes paid                                                                188,740           398,426
     Additions which were financed and not included above:
        Property, plant and equipment                                           $           0      $     66,375


                      BESICORP GROUP INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position of Besicorp Group Inc. (together with its subsidiaries, the "Company") as of December 31, 1998, and March 31, 1998; the results of operations for the three and nine months ended December 31, 1998 and 1997; and the statement of cash flows for the corresponding nine month periods. MRA related income has been included on the Statement of Operations in income from partnerships pending a determination as to what portion of that item should be reported as an extraordinary item.

The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB, as amended, filed by the Company for the year ended March 31, 1998.

B. Business and Proposed Merger
The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects. The Company also provides engineering, system design, project management, and turnkey installation of photovoltaic systems, and fabricates, manufactures, markets, and distributes photovoltaic products and systems through a domestic and international network.

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company's shareholders will be entitled to receive $34.50 (the "Merger Consideration") in cash for each share of Besicorp Common Stock, subject to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to the Merger Consideration. Consummation of the Merger is subject to the satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"), a subsidiary of Besicorp, which at the time of the Spin-Off will, among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assumed substantially all of the Company's liabilities (other than the Permitted Liabilities, as such term is defined in the Plan of Merger). No assurance can be given that such transactions will be consummated.

C. Basic/Diluted Earnings per Common Share
Diluted Earnings per Share considers the effect of potential common shares such as stock options and warrants. The dilution in the three and nine months ended December 31, 1998 and December 31, 1997 is due to the net incremental effect of stock options and warrants of 81,500 and 67,000, respectively.

D. The results of operations for the three and nine months ended December 31, 1998 is not indicative of the results to be expected for any other interim period or for the full year.

E.   Inventories
Inventories are carried at the lower of cost (first-in, first-out method), or market. Inventories at December 31, 1998 and March 31, 1998, consist of:

                                                  December 31, 1998                   March 31, 1998
                                                  -----------------                   --------------
Assembly parts                                       $   373,336                          $298,239
Finished goods                                           793,337                           645,774
                                                       -----------                      -----------
                                                      $1,166,673                          $944,013
                                                       ===========                      ===========

F.    Deferred Costs
Deferred costs and reimbursable costs at December 31, 1998 and March 31, 1998 were as follows:

                                                   Internal Costs                Third
                                            Payroll         Expenses         Party Costs             Total
                                            ________        ________         ___________             ______

       Balance March 31, 1998               $483,550        $217,511         $615,632            $1,316,693
              Additions                       75,504          11,851           43,716               131,071
              Write-offs                    (513,375)       (229,362)        (659,348)           (1,402,085)
              Reimbursements                 (45,679)                                               (45,679)
                                             --------       --------          -------              ---------
       Balance December 31, 1998                  $0              $0               $0                    $0
                                             =======         =======          =======             =========

The Company decided to write off all deferred costs during the second quarter of Fiscal 1999 due to the uncertain nature of the development of the projects, due to the uncertain political and economic conditions in the countries where the projects are located (principally India and Brazil), and the current trend in accounting principles regarding non-deferral of development expenses.

G. Investments in Partnerships
At September 30, 1998, the Company had partnership interests in six completed gas-fired cogeneration plants located in New York State. The partnerships which owned the plants sold five of the plants during the third quarter of Fiscal 1999 and the rights with respect to the sixth were relinquished in connection with the settlement of certain legal proceedings (described in the Company's Quarterly Report on Form 10-QSB, as amended, for the period ended September 30, 1998 (the "September Quarterly Report"). At December 31, 1998 and March 31, 1998, the balance of recorded investments was comprised of the following:



                                                             December 31, 1998                   March 31, 1998
                                                             -----------------                   --------------
      Capital contributions and investments                    $2,976,813                          $2,976,813
      Partnership distributions                              (162,611,424)                        (28,151,213)
      Recognized share of income                              164,078,844                          25,140,530
                                                             -------------                        ------------

                                                               $4,444,233                          $(33,870)

                                                               ==========                          ==========

The aggregate financial position and results of operations for the partnerships (excluding one partnership which relinquished its ownership interest in a power plant in connection with the settlement described above) as reported in the financial statements issued by the respective partnerships as at September 30, 1998 (unaudited) and December 31, 1997 (audited) and for the nine months and year then ended were as follows:



                                                            Nine Months Ended                     Year Ended
                                                           September 30, 1998                  December 31, 1997
                                                           ------------------                  -----------------

         Total Partnerships:
         Assets                                                  $48,991,660                      $520,329,768
         Plant and equipment                                      27,500,000                       391,492,464
         Secured debt                                                      0                       508,289,568
         Partners' equity (deficit)                               46,007,334                       (17,572,222)
         Revenues                                                 99,773,839                       149,469,661
         Income                                                  311,702,871                        20,238,179

         Company's Share:
         Partners' equity (deficit)                               21,771,178                        (7,354,035)
         Income                                                  146,359,017                        10,113,516



The operating assets of the partnerships in which the Company has investments secured the projects' debt, and the significant losses incurred by the partnerships in the early years of operation were funded by that debt.
Consequently, the Company, having no obligation to fund the losses or pay the partnerships' debt, did not generally record the losses in its consolidated financial statements. The income from partnerships, which has been recorded on the financial statements in the amount of $138,938,314 has been recognized on partnerships where income has exceeded prior unrecognized accumulated losses of $3,110,466. The recorded income also reflects the write-down of impaired value of the investments of $4,306,848 in two partnerships. The amounts reported above, as at September 30, 1998 and for the nine months then ended, include adjustments made to the partnerships' financial statements to reflect the gross amounts received by the partnerships from the sale of the plants during December 1998.

The following schedule contains summarized financial information for each of the partnerships:


                              Besicorp Group Inc.
                    Partnership Summary Financial Information
           As At September 30, 1998 and For the Nine Months Then Ended


                                            Kamine/Besicorp         Kamine/Besicorp            Kamine/Besicorp      Kamine/Besicorp
                                            Carthage L.P.           So. Glens Falls L.P.       Natural Dam L.P.    Beaver Falls L.P.

Cash                                      $   721,489               $ 7,828,535              $     368,153           $ 11,192,421
Other Current Assets                           74,061                   186,663                     22,649                191,849
Property, Plant & Equipment                 3,200,000                 4,400,000                  4,400,000              7,500,000

Total Assets                              $ 3,995,550               $12,415,198              $   4,790,802           $ 18,884,270

Current Liabilities                       $    50,112               $   587,673              $     245,200            $ 2,061,368
Long Term Liabilities                               -                         -                          -                      -
Total Liabilities                              50,112                   587,673                    245,200              2,061,368

Total Equity                                3,945,438                11,827,525                  4,545,602             16,822,902

Total Liabilities and Equity             $ 3,995,550               $ 12,415,198             $    4,790,802           $ 18,884,270
Revenues                                 $11,698,106               $ 12,895,084             $   11,128,522           $ 22,260,072
Expenses                                   9,727,417                 10,898,588                  8,531,347             15,765,589
Other Income                              54,719,117                 58,814,238                 46,813,975             59,372,792
Net Income                               $56,689,806               $ 60,810,734            $    49,411,150           $ 65,867,275



                                Besicorp Group Inc.
                    Partnership Summary Financial Information
           As At September 30, 1998 and For the Nine Months Then Ended

                                            Kamine/Besicorp      Kamine/Besicorp
                                            Syracuse L.P.        GlenCarthage L.P.          Total

Cash                                      $   636,240                  $ 4,475          $ 20,751,313
Other Current Assets                          265,125                        -               740,347
Property, Plant & Equipment                 8,000,000                        -            27,500,000

Total Assets                              $ 8,901,365                  $ 4,475          $ 48,991,660

Current Liabilities                       $    37,973                  $ 2,000             2,984,326
Long Term Liabilities                               -                        -                     -
Total Liabilities                              37,973                    2,000             2,984,326

Total Equity                                8,863,392                    2,475            46,007,334

Total Liabilities and Equity             $  8,901,365            $       4,475            48,991,660

Revenues                                 $ 19,593,713            $  22,198,342          $ 99,773,839
Expenses                                   16,218,741               10,646,876            71,788,558
Other Income                               63,997,468                        -           283,717,590
Net Income                              $  67,372,440             $ 11,551,466         $ 311,702,871

                                       10

The Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("Niagara Mohawk") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPAs") including the Company's five PPAs. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to Niagara Mohawk, were terminated. As a result of the MRA and related transactions, and the operations of the project partnerships, the Company has received through December 31, 1998 (i) 4,615,770 shares of Niagara Mohawk common stock (the
"Niagara Mohawk Common Stock") and (ii) net cash of approximately $70 million (including the Company's share of the net proceeds from the sale of the power plants of approximately $11 million), of which approximately $4 million continues to be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the Niagara Mohawk Common
Stock on June 30, 1998 was $14.94 per share for an aggregate value of approximately $69 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment qualifies as trading securities, which are reported at fair value, with changes in fair value included in the statement of operations. The value of the investment in Niagara Mohawk Common Stock of $22,161,716 reflected on the balance sheet at December 31, 1998 reflects 1,374,370 shares at a market price per share of $16.13. Through February 8, 1999, the Company had sold 3,391,500 shares of Niagara Mohawk Common Stock, realizing net proceeds of approximately $52.7 million for a gain of approximately $2.2 million. The remaining 1,224,270 shares of Niagara Mohawk Common Stock based on the closing price of that date of $15.06, have an aggregate value of approximately $18.4 million. Unrealized gains on the shares of Niagara Mohawk Common Stock were $1,632,064 at December 31, 1998 and realized gains for the three and nine months ended December 31, 1998 were $1,635,565 and $1,964,734, respectively. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from Niagara Mohawk was used to terminate most obligations with third parties, including lenders, lessors, fuel suppliers and transporters, thermal hosts, and others. The Company's share of these termination payments was approximately $290 million.

With the exception of development fees of $1.8 million received from the Kamine/Besicorp Beaver Falls L.P. ("Beaver Falls"), which were recognized as revenue during the first quarter of Fiscal 1999, development fees of $.9 million received from the Kamine/Besicorp Syracuse L.P. ("Syracuse"), which were recorded as a receivable from the project in Fiscal 1998, and certain cost reimbursements totaling $800,000, the MRA, operating results, and plant sale proceeds were accounted for as partnership distributions.

During the three and nine months ended December 31, 1998, the Company recorded income, which is non-recurring, of $2,233,382 and $138,938,314, respectively, predominantly as a result of the MRA and, to a minimal extent, the operating results of the project partnerships. These amounts give effect to write-downs, net to the Company of approximately $84 million, recorded to reflect the proceeds received from the sale of the Beaver Falls and Syracuse power plants. With respect to the Kamine/Besicorp Carthage L.P. ("Carthage"), Kamine/Besicorp South Glens Falls L.P. ("South Glens Falls"), and Kamine/Besicorp Natural Dam L.P. ("Natural Dam") which held leasehold interests in three power plants, the income amounts reflect the expensing of all costs associated with the termination of those long-term leases reduced by the proceeds received upon the disposition of the facilities. The Company's share of the cost of the lease terminations was approximately $77 million. Since the power plant sales were consummated by the end of calendar 1998, the Company does not expect that there will be further significant adjustments to the recorded income.

On December 7, 1998, the Company announced it had consummated the sales of the three leased power plants - Carthage, Natural Dam, and South Glens Falls. The Company holds partnership interests of 50 per cent in each of the projects. The Company's share of the net proceeds from these sales, which was received on December 29, 1998, was approximately $1.4 million, $1.9 million, and $1.9 million, respectively.

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

H.    Notes Receivable
The Company has settled litigation involving a project partnership (the settlement is described in the September Quarterly Report). As a result, the Company will be unable to recover combined loans of $2.5 million to the project and adjacent steam host. The Company had established reserves during the year ended March 31, 1998 to cover such losses and wrote-off the combined loan during the quarter ended December 31, 1998.

I.    Revenue Recognition
Revenues on sales of products are recognized at the time of shipment of goods. Development and management fee revenue is recognized when deemed payable under the agreement. See Note B regarding the proposed merger.

J.    Segments of Business
The Company specializes in the development of power projects and energy technologies. Working with partners, the Company develops independent power projects (the "Project Segment"). The Company also provides engineering, system design, project management, and turn-key installation of photovoltaics, and fabricates, manufacturers, markets, and distributes photovoltaic products and systems through a domestic and international network (the "Product Segment"). A summary of industry segment information for the nine months ended December 31, 1998 and 1997 is as follows:



                                         Project              Product
December 31, 1998                         Segment             Segment            Eliminations              Total
-----------------                         -------             -------            ------------              -----

Net revenues                         $146,239,294            $3,646,224                                    $149,885,518
Net income (loss)                      90,961,135            (1,397,823)                                     89,563,312
Identifiable assets                   300,716,924             2,532,375         $(160,200,473)              143,048,826
Capital expenditures                      154,015               174,196                                         328,211
Depreciation and amortization             144,450                67,038                                         211,488

December 31, 1997

Net revenues                           $8,652,649            $3,254,976                                     $11,907,625
Net income (loss)                       3,282,348            (1,760,023)                                      1,522,325
Identifiable assets                    42,469,708             3,574,248         $(34,514,124)                11,529,832
Capital expenditures                       54,718               274,311                                         329,029
Depreciation and amortization             117,773                49,082                                         216,855


K.    Legal Proceedings
See Part II, Item 1 which is incorporated herein by reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RECENT DEVELOPMENTS
The Company was a party to a Master Restructuring Agreement ("MRA") which was entered into on July 10, 1997 between Niagara Mohawk Power Corporation ("Niagara Mohawk") and 16 independent power producers ("IPPs") holding 29 Power Purchase Agreements ("PPAs") including the Company's five PPAs. On June 30, 1998, the MRA was consummated. Pursuant to the terms of the MRA, the Company's five PPAs, which had provided a total of 323 Megawatts of capacity and energy to Niagara Mohawk, were terminated. As a result of the MRA and related transactions, and the operations of the project partnerships, the Company has received through December 31, 1998 (i) 4,615,770 shares of Niagara Mohawk common stock (the
"Niagara Mohawk Common Stock") and (ii) net cash of approximately $70 million (including the Company's share of the net proceeds from the sale of the power plants of approximately $11 million), of which approximately $4 million continues to be retained at the partnership level primarily in regard to ongoing obligations of the projects. The closing price of the Niagara Mohawk Common
Stock on June 30, 1998 was $14.94 per share for an aggregate value of approximately $69 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," this investment qualifies as trading securities, which are reported at fair value, with changes in fair value included in the statement of operations. The value of the investment in Niagara Mohawk Common Stock of $22,161,716 reflected on the balance sheet at December 31, 1998 reflects 1,374,370 shares at a market price per share of $16.13. Through February 8, 1999, the Company had sold 3,391,500 shares of Niagara Mohawk Common Stock, realizing net proceeds of approximately $52.7 million for a gain of approximately $2.2 million. The remaining 1,224,270 shares of Niagara Mohawk Common Stock based on the closing price of that date of $15.06, have an aggregate value of approximately $18.4 million. Unrealized gains on the shares of Niagara Mohawk Common Stock were $1,632,064 at December 31, 1998 and realized gains for the three and nine months ended December 31, 1998 were $1,635,565 and $1,964,734, respectively. The net proceeds received by the Company as a result of the MRA reflect the fact that a substantial portion of the gross proceeds received by the partnerships from Niagara Mohawk was used to terminate most obligations with third parties, including lenders, fuel suppliers and transporters, thermal hosts, and others. The Company's share of these termination payments was approximately $290 million.

With the exception of development fees of $1.8 million received from the Kamine/Besicorp Beaver Falls L.P. ("Beaver Falls"), which were recognized as revenue during the first quarter of Fiscal 1999, development fees of $.9 million received from the Kamine/Besicorp Syracuse L.P. ("Syracuse"), which were recorded as a receivable from the project in Fiscal 1998, and certain cost reimbursements totaling $800,000, the MRA, operating results, and plant proceeds were accounted for as partnership distributions.

During the three and nine months ended December 31, 1998, the Company recorded income, which is non-recurring, of $2,233,382 and $138,938,314, respectively, predominantly as a result of the MRA and, to a minimal extent, the operating results of the project partnerships. These amounts give effect to write-downs, net to the Company of approximately $84 million, recorded to reflect the proceeds received from the sale of the Beaver Falls and Syracuse power plants. With respect to the Kamine/Besicorp Carthage L.P. ("Carthage"), Kamine/Besicorp South Glens Falls L.P. ("South Glens Falls"), and Kamine/Besicorp Natural Dam L.P. ("Natural Dam") which held leasehold interests in three power plants, the income amounts reflect the expensing of all costs associated with the termination of those long-term leases reduced by the proceeds received upon the disposition of the facilities. The Company's share of the cost of the lease terminations was approximately $77 million. Since the power plant sales were consummated by the end of calendar 1998, the Company does not expect that there will be further significant adjustments to the recorded income.

On December 7, 1998, the Company announced it had consummated the sales of the three leased power plants - Carthage, Natural Dam, and South Glens Falls. The Company holds partnership interests of 50 per cent in each of the projects. The Company's share of the net proceeds from these sales, which was received on December 29, 1998, was approximately $1.4 million, $1.9 million, and $1.9 million, respectively.

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

As a result of the sale of the power plants and the assumption by the buyers of the ongoing project obligations, approximately $4 million of the $8 million previously reserved by the Company with respect to its share of the MRA and operating proceeds retained by the project partnerships has been released to the Company by the partnerships through December 31, 1998.

The Company, BGI Acquisition LLC ("Acquisition"), a Wyoming limited liability company, and BGI Acquisition Corp. ("Merger Sub"), a New York corporation and a wholly owned subsidiary of Acquisition, entered into an Agreement and Plan of Merger dated November 23, 1998, as amended, (the "Plan of Merger"), that provides that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation and wholly owned by Acquisition (the "Merger"). If the Merger is consummated, the Company's shareholders will be entitled to receive $34.50 (the "Merger Consideration") in cash for each share of Besicorp Common Stock, subject to upward adjustment if the Base Amount (as defined in the Plan of Merger) exceeds $105,275,000. It is anticipated that if there is any upward adjustment, such adjustment will not exceed $4.00 per share. There will not be a downward adjustment to the Merger Consideration; however, no assurance can be given that there will be any upward adjustment to the Merger Consideration. Consummation of the Merger is subject to the satisfaction of numerous conditions, including the adoption of the Plan of Merger by the Company's shareholders and the Company's distributing (the "Spin-Off") to its shareholders on a pro rata basis all of the shares of common stock (the "Newco Common Stock") of Besicorp Ltd. ("Newco"), a subsidiary of Besicorp, which at the time of the Spin-Off will, among other things, own Besicorp's photovoltaic and independent power plant development businesses and have assumed substantially all of the Company's liabilities (other than the Permitted
Liabilities). No assurance can be given that such transactions will be consummated.

RESULTS OF OPERATIONS
Net income for the three months ended December 31, 1998 increased by $416,284, to $1,105,798 from the net income of $189,514 recorded for the three months ended December 31, 1997. Net income for the nine months ended December 31, 1998 of $89,563,312 represents an increase of $88,040,987 from the net income of $1,522,325 for the nine months ended December 31, 1997. The factors which contributed to these changes in net income are discussed below.

REVENUES
Consolidated
Consolidated revenues increased by $2,482,221 to $5,993,275 during the three months ended December 31, 1998, as compared to $3,511,054 during the three months ended December 31, 1997. Consolidated revenues for the nine months ended December 31, 1998 increased by $137,977,893 to $149,885,518, as compared to $11,907,625 during the nine months ended December 31, 1997.

Project Segment
Development and Management Fees. There were no revenues attributable to development and management fees for the Company's independent power projects ("Project Segment") during the three months ended December 31, 1998 compared to $162,133 in revenues during the three months ended December 31, 1997.

The revenues attributable to the Project Segment during the nine months ended December 31, 1998 increased by $973,195 to $2,043,334, as compared to $1,070,139 for the nine months ended December 31, 1997. The increase during the period is due primarily to a development fee of $1.8 million received from the Beaver Falls project. The Company received development fees of $600,000 from the Beaver Falls project during the nine months ended December 31, 1997. The Company also earned $243,334 in management fees during the nine months ended December 31, 1998 in connection with its projects compared to $470,139 during the nine months ended December 31, 1997. As a result of the MRA consummation and the resulting termination of the PPAs, the Company will no longer receive management fee or development fee income from the project partnerships that owned the five power plants.

Income from Partnerships. During the three months ended December 31, 1998, the Company recognized $2,233,382 of income from partnerships, a decrease of $185,326 compared to $2,418,708 recognized for the three months ended December 31, 1997. During the nine months ended December 31, 1998, the Company recognized $138,938,314 of income from partnerships, an increase of $131,530,004 from the $7,408,310 recognized for the nine months ended December 31, 1997. The decrease during the current three month period represents the winding down of the partnership's operations as a result of the consummation of the MRA. The income recognized during the three months ended December 31, 1998 reflects adjustments made to value the power plants in accordance with the proceeds received upon sale. The increase in the nine month period was predominantly due to the consummation of the MRA, in which five project partnerships participated, and, to a minimal extent, the operations of the partnerships.

The partnerships will generate no significant future income as a result of the consummation of the MRA and the resulting termination of the PPAs.

Interest and Other Investment Income. Interest and other investment income during the three months ended December 31, 1998 increased by $2,348,324 to $2,388,024 compared to $39,700 for the three months ended December 31, 1997. Interest and other investment income during the nine months ended December 31, 1998 increased by $5,078,342 to $5,212,956 compared to $134,614 for the nine months ended December 31, 1997. The increase in both current periods is due primarily to realized and unrealized gains on the shares of Niagara Mohawk Common Stock and to significantly higher invested principal balances.

Product Segment
Product Sales. Revenues for the Company's energy technology products (the "Product Segment") sales activities during the three month period ended December 31, 1998 increased by $399,612 to $1,187,805, from $788,193 for the three months ended December 31, 1997. The increase for the period is due to an increase of $546,380 in sales of photovoltaic products. That increase was partially offset by a decrease of $146,768 in sales of solar thermal and heat transfer products.

During the nine-month period ended December 31, 1998, revenues increased by $216,636 to $3,273,495, as compared to $3,056,859 for the nine months ended December 31, 1997. The increase for the period is due primarily to an increase of $1,128,539 in sales of photovoltaic products as a result of increased sales volume, which was partially offset by the decrease of $911,903 in sales of solar thermal and heat transfer products, a result of the Company's decision to discontinue those product lines.

Other Revenues. Other revenues derived from the Project and Product Segments increased by $81,744 and $179,716, respectively, for the three and nine months ended December 31, 1998 from the corresponding periods in the prior year. Other revenues are primarily comprised of contract revenue received from various sources, including the New York State Energy Research and Development Authority and Motorola, Inc. in accordance with funding agreements with the Company. Contract revenue may vary from quarter to quarter based upon the degree of completion of the various tasks outlined in the applicable agreements.

COSTS AND EXPENSES
Cost of Product Segment Sales
Cost of product sales for the three months ended December 31, 1998 and 1997 was $1,155,438 and $776,517, respectively, or 97% and 99% of revenues attributable to product sales. During the nine months ended December 31, 1998 and 1997, cost of product sales was $3,121,707 and $2,850,416, respectively, or 95% and 93% of revenues attributable to product sales. The decrease in the quarter ended December 31, 1998 is due primarily to efficiencies achieved in the photovoltaic product manufacturing process. For the nine months ended December 31, 1998, the increase in cost of sales percentage is due primarily to the discontinuance of the solar thermal and heat transfer product lines which had lower costs of sales historically. This was partially offset by the effect of the manufacturing efficiencies referenced above.

Costs of Project Segment Development and Management Fees
There are no current specific costs and expenses identified with development and management fee revenue. Costs and expenses associated with this segment are the selling, general, and administrative expenses of the Company.

Selling, General and Administrative Expenses
Consolidated. Selling, general, and administrative expenses ("SG&A") increased by $583,723, or 24%, to $2,989,889 for the three months ended December 31, 1998, as compared to $2,406,166 for the three months ended December 31, 1997. During the nine months ended December 31, 1998, SG&A increased by $2,329,283, or 36%, to $8,820,244, from $6,490,961 for the nine months ended December 31, 1997. As discussed below, small decreases in the Product Segment partially offset increases in the Project Segment.

Project Segment. For the Project Segment, SG&A for the three months ended December 31, 1998 and December 31, 1997 was $2,334,015 and $1,644,228,
respectively, representing 78% and 68% of the total SG&A. SG&A for the nine months ended December 31, 1998 and December 31, 1997 was $6,926,990 and $4,331,699, respectively, representing 79% and 67% of the total SG&A. The increase of $689,787 during the three-month period is due primarily to increased compensation expense of $335,425 and increased legal and consulting expenses of $534,713 which were primarily related to the Merger. These increases were partially offset by a decrease of $147,152 in Gross Receipts Tax. The increase of $2,595,291 in the nine-month period is primarily due to the write-off of project costs previously deferred of $1,402,085 due to the uncertain political and economic conditions in the countries where the projects are located (principally India and Brazil), and the current trend in accounting principles regarding non-deferral of development expenses, increased compensation expense of $1,567,535, primarily the result of incentive compensation paid to employees in connection with the consummation of the MRA, and increased legal and consulting expenses of $613,266, which were primarily related to the Merger. These increases were partially offset by certain cost reimbursements of $613,113 received during the second quarter of Fiscal 1999 in connection with the MRA consummation and by a decrease of $301,922 in Gross Receipts Tax.

Product Segment. SG&A expenses for the Company's Product Segment for the three months ended December 31, 1998 and 1997 were $655,874 and $761,938, respectively, representing 22% and 32% of the total SG&A. SG&A expenses for the Company's Product Segment for the nine-month periods ended December 31, 1998 and 1997 were $1,893,254 and $2,159,262, respectively, representing 21% and 33% of the total SG&A. These decreases of $106,064 and $266,008 for the respective three and nine months ended December 31, 1998 are due primarily to the discontinuance of the Company's heat transfer product lines and to the reclassification of certain labor charges to Cost of Product Sales.

Interest Expense
Interest expense for the three months ended December 31, 1998 decreased by $194,381 to $13,238 from $207,619 for the three months ended December 31, 1997. Interest expense for the nine months ended December 31, 1998 decreased by $270,798 to $133,336 from $404,134 for the nine months ended December 31, 1997. The decrease in the both the three- and nine-month periods is due primarily to the payment on July 10, 1998 of the $3 million Working Capital Loan from Stewart and Stevenson, Inc. and to a decrease in interest, and with respect to certain litigation.

Provision for Income Taxes
The provision for income taxes increased during the three months ended December 31, 1998 by $797,690 to $728,888 compared to $(68,802) for the same period last year. During the nine-month period ended December 31, 1998, the provision for income taxes increased by $47,606,685 to $48,238,087 compared to $631,402 for the same period last year. The increase in the current three-month period is due to the increase in Income Before Income Taxes which is due primarily to the increase in Interest and Other Investment Income. The increase in the current nine-month period is due to the increase in Income Before Income Taxes which resulted primarily from the increase in income from partnerships. The Company provides federal and state income taxes based on enacted statutory rates adjusted for projected benefits of tax operating loss carry forwards and other credits.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital increased by $83,511,570 from $2,779,482 at March 31, 1998, to $86,291,052 at December 31, 1998 primarily as a result of the consummation of the MRA.

During the nine months ended December 31, 1998, cash of $113,699,357 was provided from operations. The net income of $89,563,312, when adjusted for non-cash revenue/expense items of $142,140,280, including income from partnerships of $138,938,314, resulted in a cash decrease of $52,576,968. Major factors offsetting this cash decrease included cash distributions from the partnerships of $134,460,210, of Niagara Mohawk Common Stock, the receipt of a development fee receivable at March 31, 1998 of $900,000, and net changes in assets and liabilities of $30,916,115.

During the current nine-month period, the Company's financing activities resulted in a decrease in cash of $3,744,187, primarily due to the repayment of borrowings.

Investing activities during the current nine-month period resulted in a decrease in cash of $328,211 due to the acquisition of property, plant, and equipment.

As previously discussed, the consummation of the MRA and related transactions and partnership operating results through December 31, 1998, resulted in the receipt of approximately $70 million and the shares of Niagara Mohawk Common Stock valued at approximately $69 million as of June 30, 1998. As previously discussed, the Company has, through February 8, 1999, sold 3,391,500 Niagara Mohawk Common Stock resulting in cash proceeds of approximately $52.7 million for a gain of approximately $2.2 million. In accordance with its established investment objectives and guidelines, the Company has invested surplus cash in money market funds and commercial paper. The Company's five PPAs with Niagara Mohawk were terminated as a result of the consummation of the MRA and, consequently, there will be no significant future periodic distributions to the Company from the operations of the projects. Pending the consummation of the Merger, the Company expects that capital requirements for its operations and for repayment of long-term debt will be met by its current cash and short-term investment position.

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

With respect to the IT Systems, the Company has completed its evaluation of its hardware, software and other IT Systems and decided to migrate from a 486 PC environment to an Intel Pentium environment. Thus the efforts are now in Phase Three. To date all workstations and financial software have been replaced. Microsoft Office Suite software and back-up software has been upgraded, virus protection software is now Year 2000 compliant, and Year 2000 compliant servers have been installed. To complete Phase Three, the Company will upgrade accounting software, e-mail exchange servers, internet proxy server, and all other servers to NT 4.0, upgrade all workstations to Windows 98, send second notices to IT Systems vendors that have not responded to the Company's request to receive written certification and begin to seek replacement vendors, if necessary. The Company expects to complete Phase Three by July 1999. With respect to the Non-IT Systems, the Partnerships are responsible for the day-to-day management of the Power Plants, so the Year 2000 Management Committee restricted its efforts to the photovoltaic business, other operations unrelated to the Power Plants, and administration. The Company relies on outside providers for its basic needs such as electricity, telephone service and other utilities. As part of its evaluation of its Non-IT Systems, the Year 2000 Management Committee contacted the utilities and other suppliers. Phase One has been completed and the Year 2000 Management Committee is studying the results in its efforts to determine what, if anything, will be required to prepare the Non-IT Systems for the Year 2000 and to assure itself that utility services will not be interrupted. The Year 2000 Management Committee expects to complete Phase Two by April 1999 and Phase Three by July 1999.

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

                                       ***
                                       19

In January 1999, Alan Fenster ("Fenster") commenced an action in the New York Supreme Court, New York County, against the Company, Merger Sub, Acquisition, Josephthal & Co., Inc., the financial advisor to the Company with respect to the Merger, and each of the members of the Board of Directors of the Company (the "Board"). In the complaint Fenster indicates that he is seeking class certification. The complaint alleges that the Merger Consideration is inadequate and less than the Company's intrinsic value, that in adopting the Plan of Merger the Board has been unduly influenced by Michael F. Zinn (the Chairman of the Board, Chief Executive Officer and President of the Company) and the Board has breached its fiduciary duty to its shareholders; the complaint also alleges that Mr. Zinn and the other members of the Board will receive an unlawful additional consideration that the remaining shareholders will not receive: the escrow fund of $6,000,000 that is to be established pursuant to the Plan of Merger, that, according to the complaint, has been established primarily to benefit them, the acceleration of certain of their options and warrants, and bonuses for certain members of senior management. Fenster is seeking, among other things, to enjoin the Merger, as well as unspecified compensatory damages and an order that the defendants shall take appropriate measures to maximize shareholder value. The Company has not yet answered the complaint.

In December 1998, Energy Investment Research, Inc. ("EIR") commenced an action in the New York Supreme Court, Westchester County, against the Company. The complaint alleges among other things, that the Company is obligated to pay EIR 1.5% of all net cash and/or securities received by the Company from its general partnership interests in the Carthage and South Glen Falls Partnerships (the "Projects"). EIR seeks, among other things, declaratory judgment that it is entitled to 1.5% of the distributions from the MRA relating to the Projects, and has asked for payments in excess of $750,000. The Company has answered this complaint and denied all of the material allegations. In addition, the Company asserted various affirmative defenses, including unclean hands and asserted a counterclaim against EIR for breach of a confidentiality agreement. In that counterclaim, the Company seeks, among other things, a declaratory judgement that EIR's breach excuses performance by the Company of all obligations, if any, to EIR.

In August 1997, John Bansbach commenced a shareholder derivative action in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael F. Zinn, Michael J. Daley, Gerald A. Habib, Harold Harris, Richard E. Rosen, and Besicorp Group Inc. (the "Bansbach Litigation"). The lawsuit sought to hold certain of Besicorp's current and former officers liable for, among other things, certain expenses incurred in connection with the other legal proceedings involving the Company and certain of its directors and officers. In April 1998, the New York Supreme Court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Board and had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the lower court's dismissal and reinstated the action finding that allegations set forth in the complaint were sufficient to permit the complaint to proceed.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           Exhibit 2.3 Amendment No.2 dated February 16, 1999 to the Agreement and Plan of Merger by and among the Company, BGI Acquisition LLC, and BGI Acquisition Corp.

           Exhibit 27    Financial Data Schedule

   (b)   Reports on Form 8-K.
         Besicorp Group Inc. did not file any reports on Form 8-K for the quarter ended December 31, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Besicorp Group Inc., Registrant


Date: February 17, 1999           By:  /s/ Michael F. Zinn
                                       -------------------
                                           Michael F. Zinn
                                           President
                                           (principal executive officer)



Date: February 17, 1999           By:  /s/ Michael J. Daley
                                       --------------------
                                           Michael J. Daley
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (principal financial officer)



Date: February 17, 1999          By:  /s/ James E. Curtin
                                      -------------------
                                          James E. Curtin
                                          Vice President and Controller
                                          (principal accounting officer)